Form 10QSB
period 2007-08-31
InfoLinx Communications Ltd.
filed 2007-10-19
CIK 1384194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER:

INFOLINX COMMUNICATIONS LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

180 Pemberton Avenue
North Vancouver, British Columbia
V7P 2R5
(604) 990-9368
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act). Yes [   ]   No [X]

As of October 16, 2007, the Registrant had 17,743,810 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [  ]   No [X]

2

INFOLINX COMMUNICATIONS LTD.

INFOLINX COMMUNICATIONS LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED AUGUST 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended August 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form SB-2 and amendments. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

3

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

FINANCIAL STATEMENTS
AUGUST 31, 2007

(unaudited)

(Stated in U.S. dollars)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

F-i

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

BALANCE SHEETS

	August 31,	November 30,
	2007	2006
	(unaudited)

CURRENT ASSETS
Cash	$5,724	$3,626
GST recoverable	-	5,803
Prepaid expenses	2,061	5,254
	7,785	14,683

EQUIPMENT (Note 4)	4,158	5,533
APPLICATION SOFTWARE (Note 3)	148,509	124,477

	$160,452	$144,693

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,112	$23,811
Due to related parties (Note 6)	116,792	92,368

	125,904	116,179
NATURE AND CONTINUANCE OF OPERATIONS (Note 1)
STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $.0001 par value,
400,000,000 shares authorized
17,743,810 common shares issued and outstanding (November 30, 2006 –
16,208,810)	604,553	472,050
Additional paid in capital (Note 5)	10,329	10,329
Common share subscriptions	-	7,096
Deficit accumulated during the development stage	(620,210)	(487,618)
Accumulated other comprehensive income	39,876	26,657

	34,548	28,514

	$160,452	$144,693

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

					October 23,
	Three months	Three months	Nine months	Nine months	2000
	ended	ended	ended	ended	(inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006	2007
GENERAL & ADMINISTRATIVE EXPENSES
Office and general	$7,164	$3,348	$16,990	$10,796	$65,128
Consulting fees	4,724	-	18,772	17,594	77,144
Consulting fees – stock based (Note 7)	-	-	-	-	10,329
Depreciation	606	1,267	1,733	2,578	5,145
Management fees	19,841	26,461	47,157	77,286	258,807
Professional fees	18,271	11,725	39,961	14,063	110,345
Research and development	-	-	-	-	59,705
Transfer agent and filing fees	2,813	824	5,850	1,034	14,842
Travel expenses	127	-	2,129	-	18,765

NET LOSS FOR THE PERIOD	$53,546	$43,625	$132,592	$123,351	$620,210

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,743,810	15,672,745	17,100,343	15,271,608

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months	Nine months	October 23,
	ended	ended	2000 (inception)
	August 31,	August 31,	to August 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(132,592)	$(123,351)	$(620,210)
Adjustments to reconcile net loss to net cash from
operating activities:
- non-cash management fees	19,122	77,143	104,148
- non-cash consultant fees	8,650	18,000	109,368
- non-cash research and development	-	-	46,350
- depreciation	2,182	2,706	6,673
Net changes in non-cash working capital items:
GST recoverable	5,803	(5,475)	-
Prepaid expenses	3,192	428	(2,055)
Accounts payable	(24,614)	(2,075)	(1,901)

NET CASH FLOWS USED IN
OPERATING ACTIVITIES	(118,257)	(32,624)	(357,627)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of equipment	-	(15,451)	(10,005)
Software development	(14,903)	(22,113)	(132,638)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(14,903)	(37,564)	(142,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) related parties	5,281	6,335	16,858
Subscription funds	(7,096)	4,450	15,523
Proceeds on sale of common stock	123,853	56,728	433,736

NET CASH FLOWS FROM FINANCING ACTIVITIES	122,038	67,513	466,117

EFFECT OF EXCHANGE RATE CHANGES	13,220	1,209	39,877

INCREASE IN CASH	2,098	(1,466)	5,724

CASH, BEGINNING OF PERIOD	3,626	12,015	-

CASH, END OF PERIOD	$5,724	$10,549	$5,724

Supplemental disclosure with respect to cash flows (Note 7).

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on August 28, 2006. On November 17, 2006, InfoLinx Communications Ltd., a British Columbia corporation, merged with and into the Company. InfoLinx Communications Ltd., a British Columbia corporation (“Infolinx BC”), was incorporated on October 23, 2000 and developed the Company’s business prior to the November 17, 2006 merger. In the merger, each share of InfoLinx BC was converted into one share of the Company and the Company assumed the business and operations of InfoLinx BC. For accounting purposes, the merger is deemed to be a continuation of the BC private company into the United States, and accordingly, the financial statements from October 23, 2000 to November 17, 2006 are those of the BC private company.

The Company’s SB-2 registration became effective as of September 12, 2007.

The Company is a development stage company and its general business strategy is to develop a hardware and software solution to enable the creation of interactive television channels that run on a number of interactive digital television platforms and allow advertising print type content to be distributed and displayed on a television, on demand. As of February 2003, technological feasibility of the Company’s application software was established. However, as of August 31, 2007 the Company’s application software had not yet been licensed to any customers.

Going concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of asset costs is dependent upon the ability of the Company to obtain necessary financing to complete the development of its proprietary software and related products and services, and upon the achievement of future profitable operations. As of August 31, 2007 the Company had a working capital deficit of $118,119 and has incurred losses since inception of $620,210. The Company will require additional funds in order to complete the development of its proprietary software and related products and services. As a result, further losses are anticipated prior to the generation of any revenues.

The Company will depend almost exclusively on outside capital to complete the development of its proprietary software and related products. Such outside capital will include the sale of additional stock and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Application software
In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards (“SFAS”) No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. The net book value of capitalized application software is reviewed annually for impairment. As of August 31, 2007 management has determined that no impairment in the carrying value of capitalized computer application software had occurred.

Equipment and amortization
Equipment is recorded at cost and amortization is provided using the declining balance basis at 50% per annum.

Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the periods reported. Actual results could differ from those estimates.

Significant estimates and assumptions are the estimated useful lives of assets, the recoverability of tangible assets, the recoverability of intangible assets with indefinite lives, the value of the composition of future income tax assets and future income tax liabilities, the accruals for payroll and other employee-related liabilities, and the fair value of stock based compensation.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and advances due to related parties. The fair value of these financial instruments approximate their carrying value due to the short-term maturities of these instruments, unless otherwise noted.

Goodwill and Intangible Assets
The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency transactions
The financial statements are presented in United States dollars; however, the functional currency for the Company is the Canadian dollar. Thus, in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the current rate method is used. All foreign denominated assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts are translated by using historical exchange rates. Translation adjustments resulting from using different rates on different financial statement components are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

Transactions in foreign currency are recorded in their equivalent in Canadian dollars using the exchange rate prevailing at the time of the transaction. The exchange difference, if any, resulting between the date the transaction occurred and the date of its payment or the date of the accounting closing, if unpaid, is recorded as a period cost.

Net Loss per Common Share
Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Stock-based compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)
The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2007 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recent accounting pronouncements
In December 2006, the FASB issued FSP EITF 00-19-02, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined the adoption of FSP 00-19-2 will not have a significant impact upon its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3 – APPLICATION SOFTWARE

	August 31, 2007	November 30, 2006

Capitalized costs	$148,509	$124,477
Less: accumulated amortization	-	-

	$148,509	$124,477

As of February 6, 2003, the prototype of the Company’s application software was successfully tested in a digital network cable environment using a set top box. All costs of development of the application software, subsequent to the establishment of technological feasibility on February 6, 2003, have been capitalized. As of August 31, 2007, capitalized application software costs have not been amortized because commercial operations have not yet commenced. The Company anticipates commercial operations will commence in fiscal 2007.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 4 – EQUIPMENT

	August 31, 2007	November 30, 2006
Equipment	$10,832	$10,025
Less: accumulated depreciation	(6,674)	(4,492)
	$4,158	$5,533

NOTE 5 - CAPITAL STOCK

Authorized Share Capital
400,000,000 common shares with $.001 par value.

Shares Issued
As a consequence of the November 17, 2006, merger of Infolinx BC into the Company the 16,208,800 outstanding shares of Infolinx BC were exchanged for shares of the Company on a one for one basis.

On December 4, 2006 the Company issued 105,000 units at an average price of approximately $0.09 per unit for proceeds of $9,280. Each unit is comprised of one share and one warrant to purchase shares at CDN $0.15 for a period of two years.

On December 7, 2006 the Company issued 10 shares to its President at an average price of approximately $0.09 per share for proceeds of $1.

On April 2, 2007, the Company issued 1,330,000 restricted shares at an average price of $0.09 per share for total proceeds of $114,573.

On April 2, 2007 the Company issued 100,000 restricted shares at a price of approximately $0.09 per share in payment of consulting fees of $8,650.

Stock Option Plan
On October 25, 2005 the Company adopted a stock option plan. The Company is authorized to grant options to directors, employees and consultants to acquire up to 10% of the issued and outstanding common stock. The exercise price of each option is based on the market price of the Company's stock as calculated on the date of grant. The options can be granted for a maximum term of 5 years.

Stock Options
(a)          The Company has, effective September 22, 2005, granted incentive stock options to purchase an aggregate of 650,000 shares of common stock to two consultants of the Company. The incentive stock options will be exercisable for a period of two years expiring on September 22, 2007 at a price of $0.10 per share. The stock options vested fully upon grant. A consulting fee expense of $7,459 was recorded representing the fair value of the options at September 22, 2005 and a corresponding amount was recorded as additional paid in capital. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3.95% and an expected volatility of 31%.

(b)           The Company has, effective September 23, 2005, granted incentive stock options to purchase an aggregate of 250,000 shares of common stock to a consultant of the Company. These options vested fully upon grant and will be exercisable for a period of two years expiring on September 23, 2007 at a price of $0.10 per share. A consulting fee expense of $2,870 was recorded representing the fair value of the options at September 23, 2005 and a corresponding amount was recorded as additional paid in capital. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3.95% and an expected volatility of 31%.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 5 - CAPITAL STOCK (continued)

The following share options were outstanding at August 31, 2007 and November 30, 2006:

				Weighted		Weighted
			Number of	Average Life	Number of	Average Life
			Options	in Years at	Options	in Years at
	Exercise price		August 31,	August 31,	November	November
Date Issued	per Share	Expiry Date	2007	2007	30, 2006	30, 2006
September 22, 2005	$ 0.10	September 22, 2007	650,000	0.06	650,000	0.81
September 23, 2005	$ 0.10	September 23, 2007	250,000	0.06	250,000	0.81
			900,000	0.06	900,000	0.81

Stock option transactions and the number of options outstanding are summarized as follows:

	Nine months ended August 31, 2007			Year ended November 30, 2006
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Number of	Price per	Contractual	Number of	Price per	Contractual
	Shares	Share	Life in Years	Shares	Share	Life in Years
Balance beginning of period	900,000	$ 0.10	0.81	900,000	0.10	1.81
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Balance end of period	900,000	$ 0.10	0.06	900,000	0.10	0.81

900,000 options expired unexercised subsequent to August 31, 2007.

Stock Purchase Warrants

The following warrants were outstanding at August 31, 2007 and November 30, 2006:

				Weighted		Weighted
			Number of	Average Life	Number of	Average Life
			Warrants	in Years at	Warrants	in Years at
	Exercise Price per		August 31,	August 31,	November	November
Date Issued	Share (CDN$)	Expiry Date	2007	2007	30, 2006	30, 2006
May 4, 2006	0.15	May 4, 2008	100,000	0.68	100,000	1.43
May 4, 2006	0.15	May 4, 2007	-	-	50,000	0.42
May 4, 2006	0.15	May 4, 2007	-	-	75,000	0.42
August 10, 2006	0.15	August 10, 2008	200,000	0.95	200,000	1.70
December 4, 2006	0.15	December 4, 2008	105,000	1.26	-	-
			405,000	0.96	425,000	1.26

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 5 - CAPITAL STOCK (continued)

Warrant transactions and the number of warrants outstanding are summarized as follows:

	Nine months ended August 31, 2007			Year ended November 30, 2006
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise Price	Remaining		Exercise Price	Remaining
	Number of	per Share	Contractual	Number of	per Share	Contractual
	Shares	(CDN$)	Life in Years	Shares	(CDN$)	Life in Years
Balance beginning of period	425,000	0.15	1.26	-	-	-
Granted	105,000	0.15	2.00	425,000	0.15	1.71
Exercised	-	-	-	-	-	-
Expired	(125,000)	0.15	-	-	-	-
Balance end of period	405,000	0.15	0.96	425,000	0.15	1.26

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2007 the Company incurred $47,157 in management fees to Officers and certain Directors of the Company (2006 - $77,286).

As of August 31, 2007 the Company owed $64,163 (November 30, 2006 - $39,760) to the President of the Company; $52,352 (November 30, 2006 - $52,352) to a Director; $277 to a former Director (November 30, 2006 - $256). Amounts due to related parties are unsecured, non interest bearing and have no specific terms of repayment.

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

NOTE 7 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months	Year ended
	ended August	November 30,
	31, 2007	2006

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

In February 2006 the Company entered into an agreement for consulting services to be paid by the issuance of 200,000 shares of common stock. On May 1, 2006 the Company issued 200,000 shares of common stock at the fair value of $0.09 per share for a total cost of $18,070 for consulting services.

On May 17, 2006 the Company issued 480,000 restricted shares at a price of approximately $0.09 per share in payment of accrued management fees of $43,147.

On May 17, 2006 the Company issued 440,000 restricted shares at a price of approximately $0.09 per share in payment of a liability to issue shares for management fees of $37,081 incurred in the year ended November 30, 2004.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007 (unaudited)

NOTE 7 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (continued)

On August 10, 2006 the Company issued 80,000 restricted shares at a price of approximately $0.09 per share in satisfaction of a liability to issue shares of $6,742 incurred in the year ended November 30, 2004.

During the year ended November 30, 2006 the Company recorded management fees payable of $43,800 to be paid by the issuance of 500,000 shares of common stock.

On April 2, 2007 the Company issued 100,000 restricted shares at a price of approximately $0.09 per share in payment of consulting fees of $8,650.

NOTE 8 – COMMITMENTS

In September 2005 the Company entered into three agreements for consulting services expiring in September 2007. The consultants shall receive fees as follows:

		Cash Monthly
		Fees
	Options exercisable at	(To commence
	$US 0.10 for a period	upon Board	Common Stock
Consultant	of two years	approval)	in Lieu of Fees
1.	400,000	$ CDN 2,000	50,000 common shares per month for a period of 12 months
2.	250,000	$CDN 2,000	12,500 common shares per month for a period of 12 months
3.	250,000	$CDN 2,000	30,000 common shares in the first month and 20,000 common shares per month for a period of 11 months

Options were granted to all three consultants upon signing of the agreements. (Note 5)

Consultant 1 commenced providing services for common stock in lieu of fees in October 2005. Services were completed in September 2006. Board approval for the commencement of payment of cash monthly fees has not been granted for consultant 1.

Consultant 2 commenced providing services in February 2007 accordingly, in February 2007 the Company commenced payment of cash fees of $ CDN 2,000 per month to this consultant. Board approval has not been granted for the issuance of common stock in lieu of fees.

Commencement of services by consultant 3 has been postponed. Accordingly, no fees have been accrued.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview of Business

The Company was incorporated in the State of Nevada on August 28, 2006. On October 3, 2006, it was agreed that InfoLinx Communications Ltd., a British Columbia corporation, would merge with and into the Company pursuant to a written agreement. Under the terms of the written agreement, the merger became effective when the appropriate merger documents were filed with both the British Columbia Registrar of Companies and the Nevada Secretary of State. On November 17, 2006, the merger became effective and InfoLinx Communications Ltd., a British Columbia corporation, merged with the Company. InfoLinx Communications Ltd., a British Columbia corporation, was incorporated on October 23, 2000, and developed what became the Company’s business prior to the November 17, 2006 merger. In the merger, each share of InfoLinx Communications Ltd., a British Columbia corporation, was converted into one share of the Company’s common stock, and it assumed the business and operations of InfoLinx Communications Ltd., a British Columbia corporation. For accounting purposes, the merger is deemed to be a continuation of InfoLinx Communications Ltd., a British Columbia corporation, into the United States.

The Company has developed software that allows cable and telecom TV operators to deliver on-demand, interactive television advertising content on a TV channel called the InfoLinx Channel. Designed as a rival to print advertising, the InfoLinx Channel will transmit local and national advertising content that is currently distributed via newspapers, direct mail and “yellow pages” type directories. The Company’s InfoLinx Channel will display separate, informative advertising categories at high speed, free of charge, and in a user-friendly format. InfoLinx Channel is designed to provide targeted, advertising content to digital TV customers, while maximizing network capacity. The Company believes InfoLinx Channel will act, essentially, as an enhanced, interactive “yellow pages” type directory for products and services for a local community.

Nine Months Ended August 31, 2007 Compared to Nine Months Ended August 31, 2006

Net Sales

For the nine months ended August 31 2007 and August 31, 2006, the Company had no sales. Although the Company has not had sales to date, we hope to finalize an agreement with SaskTel in the near future, which should enable us to earn revenue.

Selling, General and Administrative Expenses

For the nine months ended August 31 2007, the Company had office and general expenses of $16,990 (2006 – $10,796), consulting fees of $18,772 (2006 – $17,594) and management fees of $47,157 (2006 - $77,286), professional fees of $39,961 (2006 - $14,063), transfer agent and filing fees of $5,850 (2006 – 1,034) and travel costs of $2,129 (2006 - $nil)

Office and general expenses increased 57% compared to the corresponding period in 2006. The increase was a result of increased use of internet services related to the testing and maintenance of our servers and increased meals and entertainment costs related to the marketing and promotion of our product.

Management fees decreased 39% to for the nine months ended August 31 2007, compared to the corresponding period in 2006. The decrease was a result of reduced management services by Patrick Fitzsimmons partially offset by increased services by Mark Garfield.

Professional fees increased 184% in the current period compared to the corresponding period ending August 31 2006, due to costs associated with the preparation of the Company’s annual audited financial statements and Registration Statement on Form SB-2.

Net Loss

For the nine months ended August 31, 2007, the Company had a net loss of $132,592 or $(0.01) per share, which was an increase of 7.5% when compared to the net loss for the corresponding period to August 31 2006 of $123,351 or $(0.01) per share. The increased loss was due primarily to an increase in professional fees, which was partially offset by a reduction in management expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets and cash on hand of $5,724 as at August 31, 2007, compared to $3,626 at November 30, 2006. The primary source of cash wash the issuance of the Company’s equity securities for $123,853. The primary uses of cash was the funding of operations $118,257 and software development $14,903.

The Company had a working capital deficiency of $118,119 at August 31 2007.

The Company currently has no source of operating cash flow, no financial resources, and has no assurance that additional funding will be available to it in order to remain a going concern. Management can give no assurance that any sales will occur in the future and, if they do occur, may be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

Risk Factors

As the Company’s business is in the development stage and has no customers or advertisers, it faces a high risk of business failure and this could result in a complete loss of your investment.

The Company has developed software that allows cable and telecom operators to deliver on-demand, interactive television content to their digital television subscribers, but has yet to enter into any formal agreements with cable and telecom operators to offer the InfoLinx service (though the Company does have a letter of intent with SaskTel and, pursuant to that letter of intent, hopes to launch an InfoLinx Channel, specifically geared towards real estate, in the Regina, Saskatchewan, Canada market in the near future). The Company has not obtained any agreements with advertisers in connection with the InfoLinx service. As of the date of this management discussion the Company has not earned any revenues. Potential investors should be aware of the difficulties normally encountered in connection with development stage companies and the high rate of failure of such companies. These potential problems include, but are not limited to, the Company’s inability to enter into agreements with cable and telecom operators and/or advertisers, lack of sufficient funding for our business, competition, and obsolescence. The Company has a limited history upon which to base any assumption as to the likelihood that its business will prove successful. As a result of this, the Company can provide little or no assurance to investors that it will generate any revenues or ever achieve profitable operations. If the Company unsuccessful in addressing the above outlined risks, the business will likely fail.

If we do not obtain additional financing, our business could fail.

The Company has never generated revenue from business operations and may not in the future. The net loss since inception to August 31, 2007 is $620,210. The Company also had a working capital deficiency of $118,119 at August 31 2007.

The auditors’ report in our financial statements as at November 30, 2006 and 2005 includes an explanatory paragraph that states that the Company has no established source of revenue and is dependent on its ability to raise capital to sustain operations, factors which raise substantial doubt about its ability to continue as a going concern. The Company expects to continue to incur additional losses in the foreseeable future, and may never become profitable. The Company’s business plan calls for significant expenses related to the development of its business. The Company will require additional financing in order to grow its business. Also, even if the Company receives sufficient funding, it may not realize a profit. The Company cannot guarantee that it will be successful generating revenues in the future. Failure to generate revenues may cause the Company to go out of business.

The Company’s business depends significantly on establishing and maintaining business relationships with cable operators and telecommunications companies. The inability to establish or maintain such business relationships will materially and adversely affect the Company’s business.

The Company’s software allows cable and telecom operators to deliver on-demand, interactive television content to their digital television subscribers; however, it has yet to enter into any agreements with cable and telecom operators to offer the InfoLinx service. If the Company is unable to establish relationships with cable and telecom operators to offer the Infolinx service, it will be unable to generate revenue and the business could fail. If the Company is able to establish any such relationships, its operations could be adversely affected if the business relationships with these operators are not maintained. Any interruption in these business relationships could cause the Company’s business, financial condition and results of operations to suffer.

If advertisers or the viewing public do not accept, or lose interest in, the InfoLinx Channel, the Company’s revenues may be negatively affected and its business may not expand or be successful.

The Company offers solutions to advertisers as an alternative to traditional advertising print media, such as newspapers and yellow pages directories. On-demand, interactive television content, like the InfoLinx Channel, is an emerging segment of the media market. The market for the Company’s products and services has only recently begun to develop and is rapidly evolving. In addition, the Company’s products and services are new and based on emerging technologies. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently-introduced technology and products are subject to a high level of uncertainty. The Company will compete for advertising spending with many forms of more-established advertising media. The Company’s success and ability to generate revenues depends on the broad acceptance of the InfoLinx Channel by advertisers and their continuing interest in this medium as a component of their advertising strategies. Acceptance of the Company’s products and services will be highly dependent on the functionality and performance of its products and services, and the Company’s success with the initial implementation of its products and services. There can be no assurance that the Company will be successful in obtaining market acceptance of its technology, products or services.

The Company’s success also depends on the continued acceptance by the viewing public of the InfoLinx Channel. Advertisers may elect not to use the InfoLinx services if they believe consumers are not receptive to the InfoLinx Channel or that the InfoLinx Channel does not provide sufficient value as effective advertising mediums. Likewise, if consumers find the InfoLinx Channel to be difficult to use or of low quality, advertisers may view the InfoLinx Channel as a less attractive advertising medium compared to other alternatives. In that event, advertisers may determine to reduce their spending on the InfoLinx Channel. If a substantial number of advertisers lose interest in advertising on the InfoLinx Channel, for these or other reasons, the Company will be unable to generate sufficient. revenues and cash flow to operate its business, revenue, liquidity and results of operations could be negatively affected.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 3.                     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.

As of August 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended August 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended August 31, 2007, the Company issued 1,435,000 common shares of its common stock for cash proceeds of $123,853 and 100,000 shares of its common stock for services valued at $8,650.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8K during the nine months ended August 31 2007

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2 of the Registration Statement on Form 10-SB filed on January 4, 2007).

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB filed on January 4, 2007).

3.3	Articles of Merger (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB filed on January 4, 2007).

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-SB filed on January 4, 2007).

14.1	Code of Business Conduct

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOLINX COMMUNICATIONS LTD.

Dated: October 18, 2007	By:	/s/ Matthew Jones
Matthew Jones, President and Director