Form 10KSB
period 2007-11-30
InfoLinx Communications Ltd.
filed 2008-02-28
CIK 1384194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 333- 139805

INFOLINX COMMUNICATIONS LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)	98-0504670

180 Pemberton Avenue
North Vancouver, British Columbia
V7P 2R5
(604) 990-9368
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2
of the Exchange Act). Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of
the Act) Yes [   ]   No [X]

Of the 17,893,810 shares of voting stock of the registrant issued and outstanding as of February 28,
2008, 12,325,004 shares are held by non-affiliates.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February
28, 2008 was approximately $ $3,081,251based upon the closing price per share of the registrant's common shares of $0.25 on that date.

The issuer had no revenues for the fiscal year ended November 30, 2007. Transitional Small Business
Disclosure Format (check one) Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

INFOLINX COMMUNICATIONS LTD.

INFOLINX COMMUNICATIONS LTD.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED NOVEMBER 30, 2007

PART 1

ITEM 1.           Description of Business

FORWARD-LOOKING STATEMENTS

This Form 10-KSB Annual Report for the year ended November 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form SB-2 and amendments. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Company History and Business

InfoLinx Communications Ltd. (The “ Company”) was incorporated in the State of Nevada on August 28, 2006. On October 3, 2006, it was agreed that InfoLinx Communications Ltd., a British Columbia corporation, would merge with and into the Company pursuant to a written agreement. Under the terms of the written agreement, the merger became effective when the appropriate merger documents were filed with both the British Columbia Registrar of Companies and the Nevada Secretary of State. On November 17, 2006, the merger became effective and InfoLinx Communications Ltd., a British Columbia corporation, merged with the Company. InfoLinx Communications Ltd., a British Columbia corporation, was incorporated on October 23, 2000, and developed what became the Company’s business prior to the November 17, 2006 merger. In the merger, each share of InfoLinx Communications Ltd., a British Columbia corporation, was converted into one share of the Company’s common stock, and it assumed the business and operations of InfoLinx Communications Ltd., a British Columbia corporation. For accounting purposes, the merger is deemed to be a continuation of InfoLinx Communications Ltd., a British Columbia corporation, into the United States.

The Company has developed software that allows cable and telecom TV operators to deliver on-demand, interactive television advertising content on a digital TV channel called the InfoLinx Channel. Designed as a rival to print advertising, the InfoLinx Channel will transmit local and national advertising content that is currently distributed via newspapers, direct mail and “yellow pages” type directories. The Company’s InfoLinx Channel will display separate, informative advertising categories at high speed, free of charge, and in a user-friendly format. InfoLinx Channel is designed to provide targeted, advertising content to digital TV customers, while maximizing network capacity. The Company believes InfoLinx Channel will act, essentially, as an enhanced interactive “yellow pages” type directory for products and services for a local community.

The Company has yet to enter into any formal agreements with cable and telecom operators to offer the InfoLinx Channel on their networks. The Company has also not yet obtained any agreements with advertisers and these agreements may take longer than anticipated, as the Company is a relatively new entrant to the advertising sector. Once an InfoLinx Channel has been established on a cable network, advertisers may want to go through a test period before committing to fixed-term advertising contracts.

ITEM 2.           Description of Property

Our executive offices are located at 180 Pemberton Avenue, North Vancouver, British Columbia, Canada V7P 2R5. Our rent on that facility is approximately $600 Canadian Dollars per month.

ITEM 3.           Legal Proceedings

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or any other party involving the Company, its properties or its products.

ITEM 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2007.

PART II

ITEM 5.           Market for Common Equity and Related tockholder Matters

Market for Common Stock

The Company’s securities trade on the Pink Sheets under the trading symbol “IFNX” The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by Pink Sheets:

2007	HIGH	LOW

First Quarter	$0.20	$0.20

Second Quarter	$0.11	$0.11

Third Quarter	$0.11	$0.11

Fourth Quarter	$0.15	$0.14

Holders of Common Stock

On November 30 2007 there were approximately 71 Holders of record of the Company’s commons stock and there were 17,743,810 shares outstanding. There are approximately 10 indirect holders of common shares in outside institutions or stock brokerage firms. We estimate that there are no additional beneficial shareholders beyond the amounts above.

Dividends

The Company has not declared or paid a cash dividend to stock holders since the Company’s incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

Sales in 2007

On December 4, 2006 the Company issued 105,000 units at an average price of approximately $0.09 per unit for proceeds of $9,280 to persons resident in Canada. Each unit is comprised of one share and one warrant to purchase shares at CDN $0.15 for a period of two years.

On December 7, 2006 the Company issued 10 shares to its President at an average price of approximately $0.09 per share for proceeds of $1.

On April 2, 2007, the Company issued 1,330,000 restricted shares at an average price of $0.09 per share for total proceeds of $114,572 to persons resident in Canada.

On April 2, 2007 the Company issued 100,000 restricted shares at a price of approximately $0.09 per share in payment of consulting fees of $8,650 to a person resident in Canada.

Where the offerings described in “Sales in 2007” above were made to Canadian residents they were undertaken under Regulation S and they were made under Rule 903 (Category 3, equity securities) and:

–	the sale was made in an offshore transaction;

–	no directed selling efforts were made in the United States by the Company;

–	the purchaser certified that it is not a US person and is not acquiring the securities for the account or benefit of any US person;

–	the purchaser agreed to resell such securities only in accordance with the provisions of the Securities Act of 1933 or regulations applicable to their securities;

–

the securities contained a legend to the effect that transfer was prohibited unless the securities were first registered under the Securities Act of 1933 or resale was made pursuant to an exemption therefrom.

No commission or professional fees were paid in connection with the Company's sales of unregistered securities under Regulation S.

REG “D” Where the sales may be made to residents of the United States under Regulation D each person to whom the sale may be made will be asked by the Company to confirm in writing that they were accredited investors, as that term is defined in the rules and regulations of the Securities Exchange Commission.

Neither we nor any person acting on our behalf offered or sold the foregoing securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A resale legend has been provided for the stock certificates stating that the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption (such as that provided by Regulation S or Rule 144).

ISSUANCE OF NON- RESTRICTED STOCK

The Company has not issued non-restricted stock during the period or since incorporation:

ITEM 6.           Managements Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended November 30 2007 and 2006, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Results Of Operations:

For the Year Ended November 30, 2007 Compared to the Year Ended November 30, 2006

Net Sales

For the year ended November 30 2007 and November 30, 2006, the Company had no sales. Although the Company has not had sales to date, management anticipates finalizing an agreement with a cable network to broadcast the InfoLinx Channel in the near future. This is the first step in establishing the InfoLinx Channel in North America. The second step is securing advertisers for the various sectors of the Infolinx channel. Once this has been accomplished, the Company will concentrate on rolling-out the InfoLinx channel across North America.

Selling, General and Administrative Expenses

For the year ended November 30 2007, the Company had office and general expenses of $23,513 (2006 – $16,225), consulting fees of $25,531 (2006 – $17,317) and management fees of $ 62,695 (2006 - $ 91,828), professional fees of $ 68,562 (2006 - $28,510). Transfer agent and filing fees of $8,326 (2006 – $2,405) and travel costs of $5,233 (2006 - $nil) due to increased travel to conventions to promote the Infolinx Channel.

Office and general expenses increased $7,288 compared to the corresponding period in 2006. The increase was a result of increased use of internet services related to the testing and maintenance of our servers and increased meals and entertainment costs related to the marketing and promotion of our product.

Management fees decreased $29,133 to for the year ended November 30 2007, compared to the corresponding period in 2006. The decrease was a result of reduced management services by Patrick Fitzsimmons partially offset by increased services by Mark Garfield. Professional fees increased $40,052 in the year ending November 30 2007 compared to the corresponding year ending November 30 2006, due to costs associated with the preparation of the Company’s annual audited financial statements and Registration Statement on Form SB-2.

The Company recorded loss on impairment of application software of $146,916 (2006 $nil) as management determined that it is not possible at this time to estimate future cash flows to be generated from the application software.

Net Loss

For the year ended November 30, 2007, the Company had a net loss of $343,733 or $(0.02) per share, which was an increase of 115% when compared to the net loss for the corresponding year ending November 30 2006 of $159,697 or $(0.01) per share. The increased loss was due primarily to impairment and write down of application software as well as an increase in professional fees, which was partially offset by a reduction in management expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had cash on hand of $2,072 as at November 30, 2007, compared to $3,626 at November 30, 2006. The primary source of cash was the issuance of the Company’s equity securities for $131,916. The primary uses of cash were the funding of operations $140,256 and software development $14,778.

The Company had a working capital deficiency of $175,340 at November 30 2007.

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

PLAN OF OPERATIONS

Company will be concentrating on marketing the InfoLinx Channel to cable network companies in North America, over the next 12 months. Once the Company has an agreement to broadcast the InfoLinx Channel in a city, it will pursue advertisers for each segment of the InfoLinx Channel.

Sales and marketing functions will be accomplished through in-house sales personnel through personal sales and trade shows.

Although the Company believes that demand will exist for the InfoLinx Channel and the advertising space on it, there can be no assurance that any sales will occur in the future. The Company is expected to be dependent upon debt or equity financing until sufficient revenue from operations is established.

FUNDS REQUIRED FOR OPERATIONS

The Company anticipates the following monthly cash expenses in the next 12 months (excluding the cost of share issuances which may be made pursuant to management agreements between the Company and senior management and consultants):

Consulting Fees	$8,000

Product Development Expense	$4,000

Office Rent	$800

Telephones	$400

Travel	$3,000

Marketing Expenses	$2,000

Legal Fees	$1,000

Accounting Fees	$3,000

TOTAL MONTHLY EXPENSES	$22,000

Inflation

Management does not believe that inflation has a material effect on the financial statements for the periods presented.

Qualitative and Quantitative Disclosure Regarding Risk

The Company is exposed to a number of risks, including the following:

Risk Factors

As the Company’s business is in the development stage and has no customers or advertisers, it faces a high risk of business failure and this could result in a complete loss of your investment.

The Company has developed software that allows cable and telecom operators to deliver on-demand, interactive television content to their digital television subscribers, but has yet to enter into any formal agreements with cable and telecom operators to offer the InfoLinx service. The Company has not obtained any agreements with advertisers in connection with the InfoLinx service. As of the date of this management discussion the Company has not earned any revenues. Potential investors should be aware of the difficulties normally encountered in connection with development stage companies and the high rate of failure of such companies. These potential problems include, but are not limited to, the Company’s inability to enter into agreements with cable and telecom operators and/or advertisers, lack of sufficient funding for our business, competition, and obsolescence.

The Company has a limited history upon which to base any assumption as to the likelihood that its business will prove successful. As a result of this, the Company can provide little or no assurance to investors that it will generate any revenues or ever achieve profitable operations. If the Company unsuccessful in addressing the above outlined risks, the business could fail.

If we do not obtain additional financing, our business could fail.

The Company has never generated revenue from business operations and may not in the future. The net loss since inception to November 30, 2007 is $831,351. The Company also had a working capital deficiency of $175,340 at November 30 2007.

The auditors’ report in our financial statements as at November 30, 2007 and 2006 includes an explanatory paragraph that states that the Company has no established source of revenue and is dependent on its ability to raise capital to sustain operations, factors which raise substantial doubt about its ability to continue as a going concern. The Company expects to continue to incur additional losses in the foreseeable future, and may never become profitable. The Company’s business plan calls for significant expenses related to the development of its business. The Company will require additional financing in order to grow its business. Also, even if the Company receives sufficient funding, it may not realize a profit. The Company cannot guarantee that it will be successful generating revenues in the future. Failure to generate revenues may cause the Company to go out of business.

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

ITEM 7.           Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

ITEM 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years and to the date of change in certifying accountant, there were no disagreements with the Company’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

Item 8A .        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of November 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation and since the last period reported, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name		Position	Term of Office*1*2
Matthew Jones	Age: 49	President, Director Treasurer	Expires at next AGM
Patrick Fitzsimmons	Age: 54	Secretary, and Director	Expires at next AGM
Mark Garfield	Age: 56	Director	Expires at next AGM

1.

Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders. The Company anticipates holding its next AGM during May of 2008.

2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Matthew Jones, President, and Treasurer,

Mr. Jones has been the President and a director of InfoLinx Communications Ltd., since its inception. From March 1998 until the present, Mr. Jones has also been the principal of Matthew Jones and Associates, a real estate consulting firm that has been involved in all aspects of real estate business, including commercial property analysis, land assembly marketing and marketing campaign development, and sales of detached and multi-family homes. He received a Bachelors Degree in business from Simon Fraser University in 1981.

Mark Garfield, Director

Mr. Garfield is a Vice President and has been a director of InfoLinx Communications Ltd., a since January 2005. For over the past five years, he has also been self-employed, in the business of design and sales of fine art.

Patrick Fitzsimmons, Director and Secretary

Mr. Fitzsimmons has been a Vice President, Secretary and a director of InfoLinx Communications Ltd. since January 2005. He is also an officer and director of Alternet Systems Inc.

Item 10. Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($CAD) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlyin g options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Matthew Jones President	2007 2006		0 0	$48,000 $48,000	0 0	0 0	0 0	0 0
Patrick Fitzsimmons Director,	2007 2006		0 0	0 $50,000	0 75,000	0 1,000,000	0 0	0 0
Mark Garfield Director	2007 2006		0 0	$18,950 $8,055	0 0	0 1,000,000	0 0	0 0

Item 11.           Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of November 30, 2007 (17,743,810 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of November 30, 2007 and by our officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Without Par Value Common Stock	Matthew Jones President, Treasurer and Director c/o InfoLinx 180 Pemberton Avenue, North Vancouver, British Columbia, Canada V7P 2R5	4,379,610	24.68%
Without Par Value Common Stock	Patrick Fitzsimmons Director c/o InfoLinx 180 Pemberton Avenue, North Vancouver, British Columbia, Canada V7P 2R5	(1)	2.25%
Without Par Value Common Stock	Mark Garfield Directory c/o InfoLinx 180 Pemberton Avenue, North Vancouver, British Columbia, Canada V7P 2R5	1,189,196	6.70%
Without Par Value Common Stock 5% or greater Stockholders	All officers and directors as a group	5,968,806	33.64%
Without Par Value Common Stock	Tim Francis 1803 North River Drive Kamloops, British Columbia Canada V2B 7N4	1,740,000	9.81%
Without Par Value Common Stock	Leonas Labenskas 939 Elphinstone St. Regina, Saskatchewan S4T 3L7	1,000,000	5.64%
Without Par Value Common Stock	Kathryn Anne Lockwood 3200-650 West Georgia Street, Vancouver, British Columbia, Canada V6P 4P7	1,000,000	5.64%

(1) This amount is solely comprised of stock options to purchase additional shares of our common stock exercisable within 60 days of November 30, 2007.

(2) The percentage of class is based upon 17,743,810 shares of our common stock issued and outstanding as of November 30, 2007.

Description of Securities

General

The aggregate number of shares that we are authorized to issue is 400,000,000, which shares are common stock with no par value.

Common Stock

As of February 28, 2008, there were 17,893,810 shares of our common stock issued and outstanding held by 71 shareholders of record. Holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. Holders of common stock do not have cumulative voting rights. Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy. Holders of a majority of the outstanding shares entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our shareholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Holders of our common stock are entitled to share in all dividends that our Board of Directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up of the Company, each outstanding share of our common stock entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of capital stock, if any, having preference over the common stock.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

As of November 30, 2007, we have 405,000 warrants outstanding, all at an exercise price of $0.15 Canadian Dollars. Of these, warrants to purchase one hundred thousand (100,000) shares were granted to Cathei McGuire which expire on May 4, 2008; warrants to purchase one hundred thousand (100,000) shares were granted to Richard Berg that expire on August 10, 2008; warrants to purchase one hundred thousand (100,000) shares were granted to Universal Solutions Inc. which expire on August 10, 2008; warrants to purchase fifty thousand (50,000) shares were granted to Archie and Michelle Glendron which expire on December 4, 2008; warrants to purchase thirty thousand (30,000) shares were granted to Damien Gendron which expire on December 4, 2008; and warrants to purchase twenty-five thousand (25,000) shares were granted to Elizabeth Jones which expire on December 4, 2008.

Options Expired

As of November 30, 2007, we have no share options outstanding. 900,000 options to purchase shares of our common stock pursuant to our 2005 Stock Option Plan, were assumed by us as a result of our merger with InfoLinx Communications Ltd., a British Columbia corporation. All of those options were issued in September 2005 at an exercise price of $0.10 and the stock options expired in September 2007. Of these, 400,000 were granted to our Vice President and director, Patrick Fitzsimmons, as consideration for his services to us as an officer and director. The other options were granted in exchange for consulting services.

Item 12.           Certain Relationships and Related Transactions

Except as concerns compensation to directors and officers, during the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders. Executive compensation and related party compensation are disclosed in the notes to the Company’s financial statements included herein and in “Executive Compensation” above.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the company’s affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

Item 13.           Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index. During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed one report on Form 8-K on December 6, 2007on the SEC’s EDGAR system available at www.sec.gov.

Item 14.           Principal Accountant Fees and Services

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee’s primary function will be to provide advice with respect to the Company’s financial matters and to assist the board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountant’s; (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant’s independence.

Audit Fees

During the years ended November 30, 2007 and November 30, 2006, the Company will incur approximately $10,000 and has incurred $17,500 respectively, in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements.

Audit-related Fees

During the years ended November 30, 2007 and 2006, the Company incurred audit-related fees of approximately $8,000 and $nil for professional services rendered by its principal independent accountant for other accounting services consisting of review of the Company’s quarterly reports filed on Form 10-QSB and review of the Company’s Registration Statement on Form SB-2.

Tax Fees

During the years ended November 30, 2007 and 2006, the Company did not incur any fees for tax compliance, advisory or planning services rendered by its principal independent accountant.

During fiscal year ended November 30, 2007, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During the years ended November 30, 2007 and 2006, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

FINANCIAL STATEMENTS
NOVEMBER 30, 2007 and 2006

(Stated in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Infolinx Communications Ltd.:

We have audited the accompanying balance sheets of Infolinx Communications Ltd., a development stage company, as at November 30, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended November 30, 2007 and 2006 and for the period from October 23, 2000 (inception) through November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended, November 30, 2007 and 2006 and the period from October 23, 2000 (inception) through November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

February 22, 2008
Vancouver, Canada

F-i

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

BALANCE SHEETS

	November 30, 2007	November 30, 2006

CURRENT ASSETS
Cash	$2,072	$3,626
GST recoverable	-	5,803
Prepaid expenses	177	5,254
	2,249	14,683

EQUIPMENT (Note 4)	3,155	5,533
APPLICATION SOFTWARE (Note 3)	1	124,477

	$5,405	$144,693

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,121	$23,811
Due to related parties (Note 6)	138,468	92,368

	177,589	116,179
NATURE AND CONTINUANCE OF OPERATIONS (Note 1)
STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, no par value,
400,000,000 shares authorized
17,743,810 common shares issued and outstanding
(November 30, 2006 – 16,208,810)	604,553	472,050
Additional paid in capital (Note 5)	10,329	10,329
Common share subscriptions	15,159	7,096
Deficit accumulated during the development stage	(831,351)	(487,618)
Accumulated other comprehensive income	29,126	26,657

	(172,184)	28,514

	$5,405	$144,693

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENTS OF OPERATIONS

			October 23, 2000
	Year ended	Year ended	(inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$23,513	$16,225	$71,651
Consulting fees	25,531	17,317	83,903
Consulting fees – stock based compensation (Note 5)	-	-	10,329
Depreciation	2,957	3,412	6,369
Management fees (Note 6)	62,695	91,828	274,345
Professional fees	68,562	28,510	138,946
Research and development	-	-	59,705
Transfer agent and filing fees	8,326	2,405	17,318
Travel expenses	5,233	-	21,869
Loss on impairment of application software	146,916	-	146,916
	343,733	159,697	831,351

NET LOSS	$(343,733)	$(159,697)	$(831351)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,228,824	15,290,649

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 23, 2000 (INCEPTION) TO NOVEMBER 30, 2007

				Deficit Accumulated	Accumulated Other
	Common stock		Common share	during Development	Comprehensive
	Shares	Capital	Subscriptions	Stage	Income (Loss)	Total
Common share subscriptions received	-	$-	$116	$-	$-	$116
October 23, 2000 - Issued for services at $0.0165 per share	100,000	1,650	-	-	-	1,650
October 23, 2000 - Issued for cash at $0.0165 per share	300,000	4,950	-	-	-	4,950
Currency translation adjustment	-	-	-	-	(150)	(150)
Net loss for the period October 23, 2000 (inception) to
November 30, 2000	-	-	-	(6,828)	-	(6,828)
Balance, November 30, 2000	400,000	6,600	116	(6,828)	(150)	(262)
December 7, 2000 – Issued for cash at $0.01625 per share	100,000	1,625	-	-	-	1,625
January 17, 2001 - Issued for services at $0.0165 per share	1,000,000	16,500	-	-	-	16,500
March 7, 2001 - Issued for cash at $0.01625 per share	100,000	1,650	-	-	-	1,650
Currency translation adjustment	-	-	-	-	4	4
Net loss for the year ended November 30, 2001	-	-	-	(21,631)	-	(21,631)
Balance, November 30, 2001	1,600,000	26,375	116	(28,459)	(146)	(2,114)
December 24, 2001 – Issued for cash at $0.00001567 per share	7,399,600	116	(116)	-	-	-
February 5, 2002 - Issued for cash at $0.01575 per share	500,000	7,875	-	-	-	7,875
February 7, 2002 - Issued for services at $0.01575 per share	600,000	9,450	-	-	-	9,450
May 10, 2002 – Issued for cash at $0.016 per share	125,000	2,000	-	-	-	2,000
May 13, 2002 – Issued for cash at $0.016 per share	250,000	4,000	-	-	-	4,000
June 10, 2002 Issued for cash at $0.01625 per share	62,500	1,016	-	-	-	1,016
July 9, 2002 - Issued for cash at $0.0165 per share	61,700	1,018	-	-	-	1,018
November 14, 2002 - Issued for services at $0.063 per share	80,000	5,040	-	-	-	5,040
November 25, 2002 - Issued for cash at $0.064 per share	400,000	25,600	-	-	-	25,600
Currency translation adjustment	-	-	-	-	241	241
Net loss for the year ended November 30, 2002	-	-	-	(28,516)	-	(28,516)
Balance, November 30, 2002	11,078,800	$82,490	$-	$(56,975)	$95	$25,610

The accompanying notes are an integral part of these financial statements. \

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 23, 2000 (INCEPTION) TO NOVEMBER 30, 2007

				Deficit Accumulated	Accumulated Other
	Common stock		Common share	during Development	Comprehensive
	Shares	Capital	Subscriptions	Stage	Income (Loss)	Total

Balance, November 30, 2002, carried forward:	11,078,800	$82,490	$-	$(56,975)	$95	$25,610

December 5, 2002 – Issued for cash at $0.064 per share	200,000	12,800	-	-	-	12,800
December 9, 2002 – Issued for cash at $0.064 per share	50,000	3,200	-	-	-	3,200
December 12, 2002 – Issued for services at $0.064 per share	240,000	15,360	-	-	-	15,360
December 23, 2002 – Issued for cash at $0.064 per share	100,000	6,400	-	-	-	6,400
February 3, 2003 – Issued for cash at $0.066 per share	25,000	1,650	-	-	-	1,650
February 6, 2003 – Issued for cash at $0.066 per share	50,000	3,300	-	-	-	3,300
February 14, 2003 – Issued for cash at $0.066 per share	50,000	3,300	-	-	-	3,300
February 28, 2003 – Issued for cash at $0.067 per share	25,000	1,675	-	-	-	1,675
March 11, 2003 – Issued for cash at $0.068 per share	75,000	5,100	-	-	-	5,100
March 26, 2003 – Issued for cash at $0.068 per share	25,000	1,700	-	-	-	1,700
March 28, 2003 – Issued for cash at $0.068 per share	100,000	6,800	-	-	-	6,800
November 18, 2003 – Issued for cash at $0.077 per share	100,000	7,700	-	-	-	7,700
Currency translation adjustment	-	-	-	-	4,979	4,979
Net loss for the year ended November 30, 2003	-	-	-	(39,006)		(39,006)

Balance, November 30, 2003	12,118,800	$151,475	$-	$(95,981)	$5,074	$60,568

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 23, 2000 (INCEPTION) TO NOVEMBER 30, 2007

				Deficit Accumulated	Accumulated Other
	Common stock		Common share	during Development	Comprehensive
	Shares	Capital	Subscriptions	Stage	Income (Loss)	Total
Balance, November 30, 2003, carried forward:	12,118,800	$151,475	$-	$(95,981)	$5,074	$60,568

February 20, 2004 – Issued for cash at $0.07512 per share	150,000	11,268	-	-	-	11,268
March 16, 2004 – Issued for cash at $0.07495 per share
net of $1,124 financing costs	150,000	10,119	-	-	-	10,119
March 19, 2004 – Issued for cash at $0.07525 per share	25,000	1,881	-	-	-	1,881
April 15, 2004 – Issued for cash at $0.0743 per share
net of $743 financing costs	100,000	6,687	-	-	-	6,687
April 19, 2004 – Issued for cash at $0.07426 per share
net of $594 financing costs	80,000	5,347	-	-	-	5,347
May 12, 2004 – Issued for cash at $0.07205 per share
net of $2,882 financing costs	400,000	25,938	-	-	-	25,938
June 15, 2004 – Issued for cash at $0.07275 per share
net of $364 financing costs	50,000	3,274	-	-	-	3,274
June 23, 2004 – Issued for cash at $0.0736 per share
net of $368 financing costs	50,000	3,312	-	-	-	3,312
June 30, 2004 – Issued for services at $0.0743 per share	10,000	743	-	-	-	743
July 14, 2004 – Issued for cash at $0.0758 per share	230,000	17,435	-	-	-	17,435
July 17, 2004 – Issued for cash at $0.076332 per share
net of $3,435 financing costs	450,000	30,911	-	-	-	30,911
July 17, 2004 – Issued for cash at $0.07632 per share	90,000	6,869	-	-	-	6,869
July 31, 2004 – Issued for services at $0.0752 per share	10,000	752	-	-	-	752
August 5, 2004 – Issued for cash at $0.07603 per share
net of $1,901 financing costs	250,000	17,106	-	-	-	17,106
August 10, 2004 – Issued for cash at $0.07586 per share
net of $379 financing costs	50,000	3,414	-	-	-	3,414
August 31, 2004 – Issued for services at $0.0758 per share	10,000	758	-	-	-	758
Common share subscriptions received	-	-	8,427	-	-	8,427
Currency translation adjustment	-	-	-	-	23,090	23,090
Net loss for the year ended November 30, 2004	-	-	-	(126,217)	-	(126,217)

Balance November 30, 2004	14,223,800	$297,289	$8,427	$(222,198)	$28,164	$111,682

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 23, 2000 (INCEPTION) TO NOVEMBER 30, 2007

					Deficit
					Accumulated	Accumulated
			Additional Paid	Common share	during	Other
	Common stock		in Capital	Subscriptions	Development	Comprehensive
	Shares	Capital			Stage	Income (Loss)	Total
Balance November 30, 2004, carried forward:	14,223,800	$297,289	$-	$8,427	$(222,198)	$28,164	$111,682

July 27, 2005 – Issued for cash at $0.08427 per
share	100,000	8,427	-	(8,427)	-	-	-
Stock based compensation	-	-	10,329	-	-	-	10,329
Currency translation adjustment	-	-	-	-	-	1,639	1,639
Net loss for the year ended November 30, 2005	-	-	-	-	(105,723)	-	(105,723)

Balance November 30, 2005	14,323,800	$305,716	$10,329	$-	$(327,921)	$29,803	$17,927

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 23, 2000 (INCEPTION) TO NOVEMBER 30, 2007

					Deficit
					Accumulated
					during	Accumulated
			Additional	Common	Development	Other
			Paid in	Share	Stage	Comprehensive
	Shares	Capital	Capital	Subscriptions		Income (Loss)	Total
Balance, November 30, 2005 carried forward	14,323,800	$305,716	$10,329	$-	$(327,921)	$29,803	17,927

May 4, 2006 – Issued for cash at $0.087 per
share	60,000	5,220	-	-	-	-	5,220
May 4, 2006 – Issued for consulting fees at
$0.09035 per share	200,000	18,070	-	-	-	-	18,070
May 4, 2006 – Issued for cash at $0.09035
per share	375,000	33,881	-	-	-	-	33,881
May 17, 2006 - Issued for consulting fees at
$0.084275 per share	440,000	37,081	-	-	-	-	37,081
May 17, 2006 - Issued for management fees
at $0.08989 per share	480,000	43,147	-	-	-	-	43,147
July 14, 2006 – Issued for cash at $0.0887
per share	50,000	4,435	-	-	-	-	4,435
Aug 10, 2006 – Issued for cash at $0.0887
per share	200,000	17,758	-	-	-	-	17,758
Aug 10, 2006 - Issued for consulting fees at
$0.08427 per share	80,010	6,742	-	-	-	-	6,742
Common shares subscriptions received	-	-	-	7,096	-	-	7,096
Currency translation adjustment	-	-	-	-	-	(3,146)	(3,146)

Net loss for the year ended Nov 30, 2006	-	-	-	-	(159,697)	-	(159,697)

Balance November 30, 2006	16,208,810	$472,050	$10,329	$7,096	$(487,618)	$26,657	28,514

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 23, 2000 (INCEPTION) TO NOVEMBER 30, 2007

					Deficit
					Accumulated
					during	Accumulated
			Additional	Common	Development	Other
			Paid in	Share	Stage	Comprehensive
	Shares	Capital	Capital	Subscriptions		Loss	Total
Balance, November 30, 2006	16,208,810	$472,050	$10,329	$7,096	$(487,618)	$26,657	$28,514

December 1, 2006 - common shares
subscribed	-	-	-	2,184	-	-	2,184
December 1, 2006 – shares allotted	10	1	-	-	-	-	1
December 4, 2006 – Issued for cash at
$0.09 per share	105,000	9,280	-	(9,280)	-	-	-
February 1, 2007 - Common shares
subscribed	-	-	-	2,564	-	-	2,564
March 1-29, 2007 - Common shares
subscribed	-	-	-	112,008	-	-	112,008
April 2, 2007 - Issued for consulting fees at
$0.09 per share	100,000	8,650	-	-	-	-	8,650
April 2, 2007 - Issued for cash at $0.09per
share	1,330,000	114,572	-	(114,572)	-	-	-
Nov 21, 2007 – Common shares subscribed	-	-	-	15,159	-	-	15,159
Currency translation adjustment	-	-	-	-	-	2,469	2,469
Net loss for the year ended Nov 30,
2007	-	-	-	-	(343,733)	-	(343,733)
Balance November 30, 2007	17,743,810	$604,553	$10,329	$15,159	$(831,351)	$29,126	(172,184)

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS

			October 23,
	For the year	For the year	2000
	ended	ended	(inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(343,733)	$(159,697)	$(831,351)
Adjustments to reconcile net loss to net cash from
operating activities:
- non-cash management fees	27,157	43,147	112,183
- non-cash consulting fees	8,650	61,893	118,018
- non-cash research and development	-	-	46,350
- loss on impairment of application software	146,916	-	146,916
- depreciation	2,957	3,476	7,448
Net changes in non-cash working capital items:
GST recoverable	5,803	(6,880)	-
Prepaid expenses	5,077	(4,826)	(170)
Accounts payable	7,069	8,982	29,782

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(140,104)	(53,905)	(370,824)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of equipment	-	(8,670)	(10,005)
Software development	(14,778)	(19,888)	(132,513)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(14,778)	(28,558)	(142,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	18,943	8,830	30,520
Subscription funds	8,063	7,096	23,586
Proceeds on sale of common stock	123,853	61,294	432,182

NET CASH FLOWS FROM FINANCING ACTIVITIES	150,859	77,220	486,288

EFFECT OF EXCHANGE RATE CHANGES	2,469	(3,146)	29,126

INCREASE (DECREASE) IN CASH	(1,554)	(8,389)	2,072

CASH, BEGINNING OF YEAR	3,626	12,015	-

CASH, END OF YEAR	$2,072	$3,626	$2,072
Supplemental disclosure with respect to cash flows (Note 8).

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007 AND 2006

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on August 28, 2006. On November 17, 2006, InfoLinx Communications Ltd., a British Columbia corporation, merged with and into the Company. InfoLinx Communications Ltd., a British Columbia corporation (“Infolinx BC”), was incorporated on October 23, 2000 and developed the Company’s business prior to the November 17, 2006 merger. In the merger, each share of InfoLinx BC, was converted into one share of the Company and the Company assumed the business and operations of InfoLinx BC. For accounting purposes, the merger is deemed to be a continuation of the BC private company into the United States, and accordingly, the financial statements from inception to date are those of the BC private company.

The Company is a development stage company and its general business strategy is to develop a hardware and software solution to enable the creation of interactive television channels that run on a number of interactive digital television platforms and allow advertising print type content to be distributed and displayed on a television, on demand. As of February 2003, technological feasibility of the Company’s application software was established. However, as of November 30, 2007 the Company’s application software had not yet been licensed to any customers. As at November 30, 2007, the carrying value for the application software has been written down to $1.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of asset costs is dependent upon the ability of the Company to obtain necessary financing to complete the development of its proprietary software and related products and services, and upon the achievement of future profitable operations. As of November 30, 2007 the Company has a working capital deficit of $176,509 and has incurred losses since inception of $685,528. The Company will require additional funds in order to complete the development of its proprietary software and related products and services. As a result, further losses are anticipated prior to the generation of any revenues.

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

Application software
In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards (“SFAS”) No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. The net book value of capitalized application software is reviewed annually for impairment.

Equipment and amortization
Equipment is recorded at cost and amortization is provided using the declining balance basis at 50% per annum.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the periods reported. Actual results could differ from those estimates.

Significant estimates and assumptions are the estimated useful lives of assets, the recoverability of tangible assets, the recoverability of intangible assets with indefinite lives, the value of the composition of future income tax assets and future income tax liabilities, and the fair value of stock based compensation.

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

Stock-based compensation
On December 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

To date the Company has granted 900,000 stock options. .

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2006 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

NOTE 3 – APPLICATION SOFTWARE

	November 30, 2007	November 30, 2006

Capitalized costs	$146,917	$124,477
Impairment	(146,916)	-

	$1	$124,477

During February, 2003, the prototype of the Company’s application software was successfully tested in a digital network cable environment using a set top box. All costs of development of the application software, subsequent to the establishment of technological feasibility have been capitalized. As of November 30, 2007, capitalized application software costs have not been amortized because commercial operations have not yet commenced. The Company anticipates commercial operations will commence in fiscal 2008.

As at November 30, 2007, management has determined that it is not possible at this time to estimate future cash flows to be generated from the application software and accordingly an impairment charge equal to $146,916 has been recorded.

NOTE 4 – EQUIPMENT

	November 30, 2007	November 30, 2006

Equipment	$11,435	$10,025
Less: accumulated amortization	(8,280)	(4,492)

	$3,155	$5,533

NOTE 5 - CAPITAL STOCK

Authorized Share Capital
Upon incorporation on October 23, 2000, the Company’s capitalization was 400,000 common shares divided into (a) 100,000 Class A shares with a par value of $0.01 per share; (b) 100,000 Class B shares with a par value of $0.01 per share; (c) 100,000 Class C shares with a par value of $0.01 per share; and (d) 100,000 Class D shares with a par value of $0.01 per share.

Capital Reorganization
On December 19, 2001 all of the Company’s Class B, Class C and Class D shares were cancelled, and the 100,000 Class A shares were increased to 100,000,000 shares. At the same time, both issued and non-issued were changed to shares “without par value”.

Forward split
On October 9, 2002 the issued common shares of the Company were increased from 2,649,700 to 7,949,100 by way of a 4:1 forward split. As a result of the forward split, the authorized share capital of the Company was increased from 100,000,000 common shares to 400,000,000 common shares.

These financial statements, for all periods presented, reflect the Company’s December 2001 capital reorganization and October 2002 forward stock split as if they had occurred effective October 23, 2000 (inception).

Shares Issued
On October 23, 2000 the Company received $116 from a Director of the Company towards the purchase of founders’ shares.

On October 23, 2000 the Company issued 100,000 restricted shares with a fair value of $1,650 as compensation for management fees provided to the Company by a Director.

On October 23, 2000 the Company received proceeds of $4,950 on issuance of 300,000 restricted shares at a price of $.0165 per share.

On December 7, 2000 the Company received proceeds of $1,625 on the issuance of 100,000 restricted shares at a price of $.01625 per share.

On March 7, 2001 the Company received proceeds of $1,650 on the issuance of 100,000 restricted shares at a price of $.0165 per share.

On January 17, 2001 the Company issued 1,000,000 restricted shares with a fair value of $16,500 as compensation for consulting fees related to the development of proprietary software.

On December 24, 2001 the Company issued 7,399,600 founders shares for $116.

On February 5, 2002 the Company received proceeds of $7,875 on the issuance of 500,000 restricted shares at a price of $0.01575 per share.

On February 7, 2002 the Company issued 600,000 restricted shares with a fair value of $9,450 as compensation for consulting services related to the development of proprietary software.

In May 2002 the Company received proceeds of $6,000 on issuance of 375,000 restricted shares at a price of $0.016 per share.

On June 10, 2002 the Company received proceeds of $1,016 on issuance of 62,500 restricted shares at a price of $0.01625 per share.

On July 9, 2002 the Company received proceeds of $1,018 on issuance of 61,700 restricted shares at a price of $0.0165 per share.

NOTE 5 - CAPITAL STOCK (continued)

On November 14, 2002 the Company issued 80,000 restricted shares with a fair value of $5,040 as compensation for consulting services related to the development of proprietary software.

On November 25, 2002 the Company received proceeds of $25,600 on the issuance of 400,000 restricted shares at a price of $.064 per share.

During December 2002 the Company received proceeds of $22,400 on the issuance of 350,000 restricted shares at a price of $0.064 per share.

During February 2003 the Company received proceeds of $8,250 on issuance of 125,000 restricted shares at a price of $0.066 per share.

On February 28, 2003 the Company received proceeds of $1,675 on issuance of 25,000 restricted shares at a price of $0.067 per share.

During March, 2003 the Company received proceeds of $13,600 on issuance of 200,000 restricted shares at a price of $0.068 per share.

During March, 2003 the Company received proceeds of $13,600 on issuance of 200,000 restricted shares at a price of $0.068 per share.

During February 2004 the Company received proceeds of $11,269, on issuance of 150,000 restricted shares at a price of $0.07512 per share.

March 2004 the Company received proceeds of $10,119 net of $1,124 financing costs, on issuance of 150,000 restricted shares at a price of approximately $0.07 per share.

In March 2004 the Company received proceeds of $1,881, on issuance of 25,000 restricted shares at a price of approximately $0.07 per share.

During April 2004 the Company received proceeds of $12,034 net of $1337 financing costs on issuance of 180,000 restricted shares at a price of $0.0743 per share.

During May, 2004 the Company received proceeds of $25,938 net of $2,882 financing costs on issuance of 400,000 restricted shares at a price of approximately $0.07 per share.

During June, 2004 the Company received proceeds of $6,587 net of $732 financing costs on issuance of 100,000 restricted shares at a price of approximately $0.07 per share.

On June 30, 2004 the Company issued 10,000 restricted shares with a fair value of $743 as compensation for consulting fees at a price of approximately $0.07 per share.

On July 14, 2004 the Company received proceeds of $17,435 on issuance of 230,000 restricted shares at a price of approximately $0.07 per share.

On July 17, 2004 the Company received proceeds of $30,911 net of $3,435 financing costs on issuance of 450,000 restricted shares at a price of approximately $0.07 per share.

On July 17, 2004 the Company received proceeds of $6,869 on issuance of 90,000 restricted shares at a price of approximately $0.07 per share.

On July 31, 2004 the Company issued 10,000 restricted shares with a fair value of $752 as compensation for consulting fees at a price of approximately $0.07 per share.

NOTE 5 - CAPITAL STOCK (continued)

During August, 2004 the Company received proceeds of $20,520 net of $2,280 financing costs on issuance of 300,000 restricted shares at a price of approximately $0.08 per share.

On August 31, 2004 the Company issued 10,000 restricted shares with a fair value of $758 as compensation for consulting fees at a price of approximately $0.08 per share.

On July 21, 2005 the Company received proceeds of $8,427 on issuance of 100,000 restricted shares at a price of approximately $0.09 per share.

In February 2006 the Company entered into an agreement for consulting services to be paid by the issuance of 200,000 shares of common stock. On May 4, 2006 the Company issued 200,000 shares of common stock at the fair value of approximately $0.09 per share for a total cost of $18,070 for consulting services.

On May 4, 2006 the Company received proceeds of $5,220 on issuance of 60,000 restricted shares at a price of approximately $0.09 per share.

On May 4, 2006 the Company received proceeds of $9,035 on issuance of 100,000 units at a price of approximately $0.09 per share. Each unit is comprised of one restricted share and one warrant to purchase shares at Can$0.15 for a period of two years.

On May 4, 2006 the Company received proceeds of $11,294 on issuance of 125,000 units at a price of approximately $0.09 per share. Each unit is comprised of one restricted share and one warrant to purchase shares at Can$0.15 for a period of one year.

On May 4, 2006 the Company received proceeds of $13,553 on issuance of 150,000 restricted shares at a price of approximately $0.09 per share.

On May 17, 2006 the Company issued 480,000 restricted shares at a price of approximately $0.09 per share in payment of accrued management fees of $43,147.

On May 17, 2006 the Company issued 440,000 restricted shares at a price of approximately $0.09 per share in payment of consulting fees of $37,081.

On July 14, 2006 the Company received proceeds of $4,435 on issuance of 50,000 restricted shares at a price of $0.0887 per share.

On August 10, 2006 the Company received proceeds of $17,758 on issuance of 200,000 units at a price of approximately $0.09 per unit. Each unit is comprised of one restricted share and one warrant to purchase shares at CDN $0.15 for a period of two years.

On August 10, 2006 the Company issued 80,010 restricted shares at a price of approximately $0.09 per share in satisfaction of a liability to issue shares of $6,742.

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

NOTE 5 - CAPITAL STOCK (continued)

On April 2, 2007 the Company issued 100,000 restricted shares at a price of approximately $0.09 per share in payment of consulting fees of $8,650.

On November 21, 2007 the Company received common share subscriptions of $15,159 (Note 10).

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

Stock Options
(a)           The Company has, effective September 22, 2005, granted incentive stock options to purchase an aggregate of 650,000 shares of common stock to two consultants of the Company. The incentive stock options will be exercisable for a period of two years expiring on September 22, 2007 at a price of $0.10 per share. The stock options vested fully upon grant. A consulting fee expense of $7,459 was recorded representing the fair value of the options at September 22, 2005 and a corresponding amount was recorded as additional paid in capital. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3.95% and an expected volatility of 31%. The options expired on September 22, 2007.

(b)           The Company has, effective September 23, 2005, granted incentive stock options to purchase an aggregate of 250,000 shares of common stock to a consultant of the Company. These options vested fully upon grant and will be exercisable for a period of two years expiring on September 23, 2007 at a price of $0.10 per share. A consulting fee expense of $2,870 was recorded representing the fair value of the options at September 23, 2005 and a corresponding amount was recorded as additional paid in capital. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3.95% and an expected volatility of 31%. The options expired on September 23, 2007.

There were no share options outstanding at November 30, 2007.

Stock option transactions and the number of options outstanding are summarized as follows:

	Year ended November 30, 2007			Year ended November 30, 2006
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise Price	Contractual	Number of	Exercise Price	Contractual
	Shares	per Share	Life in Years	Shares	per Share	Life in Years
		$			$
Balance Beginning of Year	900,000	0.10	0.81	900,000	0.10	1.81
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	900,000	-	-	-	-	-
Balance End of Year	-	-	-	900,000	0.10	0.81

NOTE 5 - CAPITAL STOCK (continued)

The following warrants were outstanding at November 30, 2007:

				Weighted		Weighted
				Average Life	Number of	Average Life
			Number of Warrants	in Years at,	Warrants	in Years at,
	Exercise Price			November 30,	November 30,	November 30,
Date Issued	Per Share	Expiry Date	November 30, 2007	2007	2006	2006
	$(CAD)
May 4, 2006	0.15	May 4, 2008	100,000	0.43	100,000	1.43
May 4, 2006	0.15	May 4, 2007	-	-	50,000	0.42
May 4, 2006	0.15	May 4, 2007	-	-	75,000	0.42
August 10, 2006	0.15	August 10, 2008	100,000	0.70	100,000	1.70
August 10, 2006	0.15	August 10, 2008	100,000	0.70	100,000	1.70
December 4, 2006	0.15	December 4, 2008	105,000	1.01	-	-
			405,000	0.71	425,000	1.26

Warrant transactions and the number of warrants outstanding are summarized as follows:

	Year ended November 30, 2007			Year ended November 30, 2006
		Weighted	Weighted			Weighted
		Average	Average		Weighted	Average
		Exercise Price	Remaining		Average	Remaining
	Number of	per Share	Contractual	Number of	Exercise Price	Contractual
	Shares	($CAD)	Life in Years	Shares	per Share	Life in Years
		$
Balance Beginning of Year	425,000	0.15	1.26	-	-	-
Granted	105,000	0.15	2.00	-	-	-
Exercised	-	-	-	-	-	-
Expired	125,000	0.15	-	-	-	-
Balance End of Year	405,000	0.15	0.71	425,000	0.15	1.26

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended November 30, 2007 the Company incurred $62,695 in management fees to two Directors of the Company.

During the year ended November 30, 2006 the Company incurred $91,828 in management fees to two Officers and certain Directors of the Company.

As of November 30, 2007 the Company owed $78,224 (2006 - $39,760) to the President of the Company; $59,952 (2006 - $52,352) to a Director; $292 (2006 - $256) to a former Director. Amounts due to related parties are unsecured, non interest bearing and have no specific terms of repayment.

The Company has recorded a liability to issue 100,000 shares of common stock at $0.08552 per share for a total cost of $8,552 for fees payable in common stock to one of the consultants for the months of October and November 2005. In November 2005 this consultant became a director of the Company and, accordingly, the fees have been recorded as management fees. In the year ended November 30, 2006 the Company has recorded a further liability to issue 500,000 shares of common stock at $0.0876 per share for a total cost of $43,800 for management fees payable to this director which is included in amounts due to related parties – adjusted at the November 30, 2007 exchange rate. (Refer to Note 9.)

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

NOTE 7 – INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	Year ended	Year ended
	November 30,	November 30,
	2007	2006

Loss before income taxes (recovery)	(343,733)	$(159,697)
Statutory rate	34%	34%
Current income taxes (recovery)	(116,869)	$(54,297)
Unrecognized items for tax purposes	1,099	54,297
Other	197	-
Unrecognized benefits of operating losses	115,573	-

Total current income taxes (recovery)	$-	$-

The Company has net operating loss carry-forwards of approximately $340,034 which may be available to offset future taxable income which will expire as follows:

2026	-
2027	340,034
$340,034

NOTE 7 – INCOME TAXES (continued)

Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset. The tax effects of temporary differences that give rise to significant components of deferred income tax assets and liabilities are as follows:

	2007	2006
Deferred income tax assets (liabilities):
Operating losses available for future periods	$115,611	$-
Tax value of equipment in excess of carrying value	(38)	-
Valuation allowance	(115,573)	-
Net deferred income tax asset (liability)	$-	$-

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined uncertain to occur.

NOTE 8 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year ended	Year ended
	November 30,	November 30,
	2007	2006

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

In February 2006 the Company entered into an agreement for consulting services to be paid by the issuance of 200,000 shares of common stock. On May 4, 2006 the Company issued 200,000 shares of common stock at approximately $0.09 per share for a total cost of $18,070 for consulting services.

On May 17, 2006 the Company issued 480,000 restricted shares at a price of approximately $0.09 per share in payment of accrued management fees of $43,147.

On May 17, 2006 the Company issued 440,000 restricted shares at a price of approximately $0.09 per share in payment of a liability to issue shares for management fees of $37,081 incurred in the year ended November 30, 2004.

On August 10, 2006 the Company issued 80,010 restricted shares at a price of approximately $0.09 per share in satisfaction of a liability to issue shares of $6,742 incurred in the year ended November 30, 2004.

During the year ended November 30, 2006 the Company recorded management fees payable of $43,800 to be paid by the issuance of 500,000 shares of common stock at approximately $0.09 per share.

During the year ended November 30, 2005 the Company recorded management fees payable of $8,552 to be paid by the issuance of 100,000 shares of common stock at approximately $0.09 per share.

In February 2007 the Company entered into an agreement with Anderson Marketing Services for consulting services for a fee of CDN$ 10,000 payable by the issuance of 100,000 shares. The services were completed in March 2007 and the shares were issued on April 2, 2007 for a consulting cost of $8,650.

NOTE 9 – COMMITMENTS

In September 2005 the Company entered into three agreements for consulting services. The consultants shall receive fees as follows:

Consultant	Options	Cash Monthly Fees	Common stock
	exercisable at $US	(to commence	in lieu of fees
	0.10 for a period of	upon Board
	two years.	approval)
1.	400,000	$ CAD 2,000	50,000 common shares per month for a period of 12 months
2.	250,000	$CAD 2,000	12,500 common shares per month for a period of 12 months
3.	250,000	$CAD 2,000	30,000 common shares in the first month and 20,000 common shares per month for a period of 11 months

Options were granted to all three consultants upon signing of the agreements. (Note 5)

Consultant 1 commenced providing services for common stock in lieu of fees in October 2005. Services were completed in September 2006. Board approval for the commencement of payment of cash monthly fees was not granted for consultant 1. The agreement expired in September 2007.

Consultant 2 commenced providing services in February 2007 accordingly, in February 2007 the Company commenced payment of cash fees of $ CDN 2,000 per month to this consultant. Board approval was not granted for the issuance of common stock in lieu of fees. The agreement expired in September 2007. This consultant continues providing services to the Company on month to month basis.

The agreement with consultant 3 expired in September 2007. Consultant 3 did not commence services prior to expiry of the agreement accordingly, no fees were recorded.

NOTE 10 – SUBSEQUENT EVENTS

On January 28, 2008 the Company issued 150,000 restricted shares at a price of approximately $0.09 per share for total proceeds of $15,159 for the subscription received prior to year end.

On December 27, 2007 the Company received common share subscriptions of $76,448.

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

INFOLINX COMMUNICATIONS LTD.

Dated: February 28, 2008	By:	/s/ Matthew Jones
Matthew Jones, President and Director