Form 10QSB
period 2008-02-29
InfoLinx Communications Ltd.
filed 2008-04-11
CIK 1384194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 333-139805

INFOLINX COMMUNICATIONS LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 610 – 815 West Hastings Street
Vancouver, BC V6C 1B4
(604) 484-3955
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

As of April 11, 2008, the Registrant had 17,893,810 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No [X]

2

INFOLINX COMMUNICATIONS LTD.

INFOLINX COMMUNICATIONS LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED FEBRUARY 29, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended February 29, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB, Form SB-2 and amendments. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

3

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

FINANCIAL STATEMENTS
FEBRUARY 29, 2008

(unaudited)

(Stated in U.S. dollars)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

F-i

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

BALANCE SHEETS

	February 29, 2008	November 30, 2007
	(Unaudited)

CURRENT ASSETS
Cash	$13,784	$2,072
Prepaid expenses	-	177
	13,784	2,249

EQUIPMENT (Note 4)	2,820	3,155
APPLICATION SOFTWARE (Note 3)	1	1

	$16,605	$5,405

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$48,733	$39,121
Due to related parties (Note 6)	138,228	138,468

	186,961	177,589
NATURE AND CONTINUANCE OF OPERATIONS (Note 1)
STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, without par value,
400,000,000 shares authorized
17,893,810 common shares issued and outstanding
(November 30, 2007 – 17,743,810;)	619,712	604,553
Additional paid in capital	10,329	10,329
Common share subscriptions (Note 5)	76,448	15,159
Deficit accumulated during the development stage	(899,615)	(831,351)
Accumulated other comprehensive income	22,770	29,126

	(170,356)	(172,184)

	$16,605	$5,405

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months	October 23,
	ended	ended	2000 (inception)
	February 29,	February 28,	to February 29,
	2008	2007	2008

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$6,222	$3,667	$77,873
Consulting fees	7,594	1,059	91,497
Consulting fees – stock based	-	-	10,329
Depreciation	399	554	6,768
Management fees	15,149	10,370	289,494
Professional fees	16,519	9,623	155,465
Research and development (Note 3)	20,997	-	80,702
Transfer agent and filing fees	1,175	2,642	18,493
Travel expenses	209	-	22,078
Loss on impairment of application software	-	-	146,916
	68,264	27,915	899,615

NET LOSS	$68,264	$27,915	$899,615

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,859,195	16,312,649

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months	Three months	October 23, 2000
	ended	ended	(inception) to
	February 29,	February 28,	February 28,
	2008	2007	2008
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(68,264)	$(27,915)	$(899,615)
Adjustments to reconcile net loss to net cash from
operating activities:
- non-cash management fees	-	9,628	112,183
- non-cash consulting fees	-	-	118,018
- non-cash research and development	-	-	46,350
- loss on impairment of application software	-	-	146,916
- depreciation	399	439	7,847
Net changes in non-cash working capital items:
GST recoverable	-	(435)	-
Prepaid expenses	177	1,184	7
Accounts payable	9,548	5,198	39,330
NET CASH FLOWS USED IN OPERATING	(58,140)	(11,901)	(428,964)
ACTIVITIES

CASH FLOWS USED IN INVESTING
ACTIVITIES
Acquisition of equipment	-	-	(10,005)
Software development	-	(1,000)	(132,513)

NET CASH FLOWS USED IN INVESTING	-	(1,000)	(142,518)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
Advances from (repayments to) related parties	(240)	5,702	30,280
Subscription funds	76,448	2,564	100,034
Proceeds on sale of common stock	-	2,184	432,182

NET CASH FLOWS FROM FINANCING	76,208	10,450	562,496
ACTIVITIES

EFFECT OF EXCHANGE RATE CHANGES	(6,356)	1,517	22,770

INCREASE (DECREASE) IN CASH	11,712	(934)	13,784
CASH, BEGINNING OF PERIOD	2,072	3,626	-

CASH, END OF PERIOD	$13,784	$2,692	$13,784

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
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

The Company’s SB-2 registration became effective as of September 12, 2007.

The Company is a development stage company and its general business strategy is to develop a hardware and software solution to enable the creation of interactive television channels that run on a number of interactive digital television platforms and allow advertising print type content to be distributed and displayed on a television, on demand. As of February 2003, technological feasibility of the Company’s application software was established. As at November 30, 2007, the carrying value for the application software has been written down to $1. In the three months ended February 29, 2008 the Company incurred $20,997 in application software development costs. As of February 29, 2008, the Company’s application software had not yet been licensed to any customers.

Going concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of asset costs is dependent upon the ability of the Company to obtain necessary financing to complete the development of its proprietary software and related products and services, and upon the achievement of future profitable operations. As of February 29, 2008 the Company had a working capital deficit of $173,177 and has incurred losses since inception of $899,615. The Company will require additional funds in order to complete the development of its proprietary software and related products and services. As a result, further losses are anticipated prior to the generation of any revenues.

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

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

To date the Company has granted 900,000 stock options. The options expired unexercised.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 29, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

Recent accounting pronouncements
The Company adopted the provisions of FIBS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended February 29, 2008.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

NOTE 3 – APPLICATION SOFTWARE

	February 29, 2008	November 30, 2007

Capitalized costs	$146,917	$146,917
Impairment	(146,916)	(146,916)

	$1	$1

As at November 30, 2007, management determined that it was not possible at that time to estimate future cash flows to be generated from the application software and accordingly an impairment charge of $146,916 was recorded.

NOTE 4 – EQUIPMENT

	February 29, 2008	November 30, 2007

Equipment	$11,679	$11,435

Less: accumulated depreciation	(8,859)	(8,280)

	$2,820	$3,155

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

NOTE 5 - CAPITAL STOCK

Authorized Share Capital

400,000,000 common shares without par value.

Shares Issued

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

On December 21, 2007, the Company issued 150,000 shares at a price of $0.10 per shares for total proceeds of $15,159.

On December 27, 2007, the Company received common share subscriptions of $76,448.

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

Stock Options

Stock option transactions and the number of options outstanding are summarized as follows:

	Period ended February 29, 2008			Year ended November 30, 2007
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Exercise Price	Average Life	Number of	Exercise Price	Average
	Shares	per Share	in Years	Shares	per Share	Life in Years
Balance Beginning
of Period	-	-	-	900,000	-	-
Granted in the
Period	-	-	-	-	-	-
Exercised in the
Period	-	-	-	-	-	-
Expired in the
Period	-	-	-	900,000	-	-
Balance
End of Period	-	-	-	-	-	-

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

NOTE 5 - CAPITAL STOCK (continued)

900,000 options expired unexercised in the year ended November 30, 2007. There were no options outstanding as of February 29, 2008.

Stock Purchase Warrants

The following warrants were outstanding at February 29, 2008 and November 30, 2007:

						Weighted
				Weighted		Average
			Number of	Average Life	Number of	Life in
			Warrants	in Years at	Warrants	Years at
	Exercise Price
	per Share		February 29,	February 29,	November	November
Date Issued	(CDN$)	Expiry Date	2008	2008	30, 2007	30, 2007
May 4, 2006	0.15	May 4, 2008	100,000	0.18	100,000	0.43
August 10, 2006	0.15	August 10, 2008	100,000	0.45	100,000	0.70
August 10, 2006	0.15	August 10, 2008	100,000	0.45	100,000	0.70
December 4, 2006	0.15	December 4, 2008	105,000	0.76	105,000	1.01

			405,000	0.46	405,000	0.71

Warrant transactions and the number of warrants outstanding are summarized as follows:

	Period ended February 29, 2008			Year ended November 30, 2007

		Weighted
		Average	Weighted
		Exercise Price	Average		Weighted Average
	Number of	per Share	Life in	Number of	Exercise Price per	Weighted Average
	Shares	($CDN)	Years	Shares	Share ($CDN)	Life in Years

Balance Beginning
of Period	405,000	0.15	0.71	425,000	0.15	0.43
Granted in the
Period	-	-		105,000	0.15	-
Exercised in the
Period	-	-		-	-	-
Expired in the
Period	-	-		125,000	0.15
Balance
End of Period	405,000.00	0.15	0.46	405,000	0.15	0.71

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended February 29, 2008 the Company incurred $15,149 in management fees to an Officer and a Director of the Company (2007 - $10,370 to an officer of the Company). As of February 29, 2008 the Company owed $1,022 (November 30, 2007 -$nil) from the President of the Company and $77,714 (November 30, 2007 - $78,224) to the former President of the Company; $61,236 (November 30, 2007 - $59,952) to a Director; $298 to a former Director (November 30, 2007 - $292). Amounts due to related parties are unsecured, non interest bearing and have no specific terms of repayment.

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

NOTE 7 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Three months
	ended	Year ended
	February29,	November 30,
	2008	2007

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview of Business

We were incorporated in the State of Nevada on August 28, 2006. On October 3, 2006, we agreed that InfoLinx Communications Ltd., a British Columbia corporation, would merge with and into us pursuant to a written agreement. Under the terms of the written agreement, the merger became effective when the appropriate merger documents were filed with both the British Columbia Registrar of Companies and the Nevada Secretary of State. On November 17, 2006, the merger became effective and InfoLinx Communications Ltd., a British Columbia corporation, merged with and into us. InfoLinx Communications Ltd., a British Columbia corporation, was incorporated on October 23, 2000, and developed what became our business prior to the November 17, 2006 merger. In the merger, each share of InfoLinx Communications Ltd., a British Columbia corporation, was converted into one of our shares of common stock, and we assumed the business and operations of InfoLinx Communications Ltd., a British Columbia corporation. For accounting purposes, the merger is deemed to be a continuation of InfoLinx Communications Ltd., a British Columbia corporation, into the United States.

We have developed software that allows cable and telecom operators to deliver on-demand, interactive television content to their digital television subscribers on a channel which uses our InfoLinx system, called the InfoLinx Channel. Designed as a rival to print advertising, InfoLinx Channel will transmit relevant local content that is currently distributed via newspapers, direct mail and “yellow pages” type directories. We envision that the InfoLinx Channel will display separate, informative categories at high speed, free of charge, and in a user-friendly format. InfoLinx Channel is designed to maximize network capability of cable and telephone TV networks, providing targeted, local content to their customers. We believe InfoLinx Channel will act, essentially, as an interactive “yellow pages” type directory for products, services and organizations for a local community.

Three Months Ended February 29, 2008 Compared to Three Months Ended February 29, 2007

Net Sales

For the three months ended February 29, 2008 and February 29, 2007, the Company had no sales.

Selling, General and Administrative Expenses

For the three months ended February 29, 2008, the Company had office and general expenses of $6,222 (2007 – $3,667), consulting fees of $7,594 (2007 – $1,059) and management fees of $15,149 (2007 - $10,370), professional fees of $16,519 (2007 - $9,623), research and development costs of $20,997 (2007-nil) transfer agent and filing fees of $1,175 (2007 – 2,642) and travel costs of $209 (2007 - $nil)

Office and general expenses increased 70% compared to the corresponding period in 2007. The increase was a result of increased use of internet services related to the testing and maintenance of our servers and increased meals and entertainment costs related to the marketing and promotion of our product and telephone expenses.

Management fees increased 46% for the three months ended February 29 2008, compared to the corresponding period in 2007. The increase was a result of the addition of management services by Mark Garfield.

Professional fees increased 72% in the current period compared to the corresponding period ending February 29, 2007due to costs associated with the preparation of the Company’s annual audited financial statements.

Research and development costs of $20,997 to maintain the Company’s software.

Net Loss

For the three months ended February 29, 2008, the Company had a net loss of $68,264 or $(0.0) per share, which was an increase of 145% when compared to the net loss for the corresponding period to February 29 2007 of $27,915 or $(0.00) per share. The increased loss was due primarily to an increase in research and development costs, office and general expenses, professional and management fees

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets and cash on hand of $13,784 as at February 29, 2008 compared to $2,249 at November 30, 2007. The primary source of cash was the receipt of subscription funds $76,448. The primary use of cash was the funding of operations $58,140.

The Company had a working capital deficiency of $173,177 at February 29, 2008.

The Company currently has no source of operating cash flow, no financial resources, and has no assurance that additional funding will be available to it in order to remain a going concern. Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

Risk Factors

As our business is in the development stage and we have no customers or advertisers, we face a high risk of business failure and this could result in a complete loss of your investment.

We have developed software that allows cable and telecom operators to deliver on-demand, interactive television content to their digital television subscribers, but we have yet to enter into any formal agreements with cable and telecom operators to offer our service. We have not obtained any agreements with advertisers in connection with our service. As of the date of this management discussion we have not earned any revenues. Potential investors should be aware of the difficulties normally encountered in connection with development stage companies and the high rate of failure of such companies. These potential problems include, but are not limited to, our inability to enter into agreements with cable and telecom operators and/or advertisers, lack of sufficient funding for our business, competition, and obsolescence.

We have a limited history upon which to base any assumption as to the likelihood that our business will prove successful. As a result of this, we can provide little or no assurance to investors that we will generate any revenues or ever achieve profitable operations. If we are unsuccessful in addressing the above outlined risks, our business will likely fail.

If we do not obtain additional financing, our business will fail.

We have never generated revenue from business operations and may not in the future. Our net loss since inception to February 29, 2008 is $899,615. The Company had a working capital deficiency of $173,177 at February 29, 2008.

The auditors’ report in our financial statements as at November 30, 2007 and 2006 includes an explanatory paragraph that states that we have no established source of revenue and are dependent on our ability to raise capital to sustain operations, factors which raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur additional losses in the foreseeable future, and we may never become profitable. Our business plan calls for significant expenses related to the development of our business. We will require additional financing in order to grow our business. Also, even if we receive sufficient funding, we may not realize a profit. We cannot guarantee that we will be successful generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our business depends significantly on establishing and maintaining business relationships with cable operators and telecommunications companies. Our inability to establish or maintain such business relationships will materially and adversely affect our business.

Our software allows cable and telecom operators to deliver on-demand, interactive television content to their digital television subscribers; however, we have yet to enter into any agreements with cable and telecom operators to offer our service. If we are unable to establish relationships with cable and telecom operators to offer our service, we will be unable to generate revenue and our business will fail. If we are able to establish any such relationships, our operations could be adversely affected if our business relationships with these operators are not maintained. Any interruption in these business relationships could cause our business, financial condition and results of operations to suffer.

If advertisers or the viewing public do not accept, or lose interest in, our InfoLinx Channel, our revenues may be negatively affected and our business may not expand or be successful.

We offer solutions to advertisers as an alternative to traditional advertising print media, such as newspapers and yellow pages directories. On-demand, interactive television content, like the InfoLinx Channel, is an emerging segment of the media market. This market for our products and services has only recently begun to develop and is rapidly evolving. In addition, our products and services are new and based on emerging technologies. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently-introduced technology and products are subject to a high level of uncertainty. We will compete for advertising spending with many forms of more-established advertising media. Our success and ability to generate revenues depends on the broad acceptance of our InfoLinx Channel by advertisers and their continuing interest in this medium as a component of their advertising strategies. Acceptance of our products and services will be highly dependent on the functionality and performance of our products and services, and our success with the initial implementation of our products and services. There can be no assurance that we will be successful in obtaining market acceptance of our technology, products or services.

Our success also depends on the continued acceptance by the viewing public of our InfoLinx Channel. Advertisers may elect not to use our services if they believe consumers are not receptive to our InfoLinx Channel or that our InfoLinx Channel does not provide sufficient value as effective advertising mediums. Likewise, if consumers find the InfoLinx Channel to be difficult to use or of low quality, advertisers may view our InfoLinx Channel as a less attractive advertising medium compared to other alternatives. In that event, advertisers may determine to reduce their spending on our InfoLinx Channel. If a substantial number of advertisers lose interest in advertising on our InfoLinx Channel, for these or other reasons, we will be unable to generate sufficient revenues and cash flow to operate our business, and our revenue, liquidity and results of operations could be negatively affected.

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

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

As of February 29, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended February 29, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

ITEM 2.                     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended February 29, 2008, the Company issued 150,000 common shares for cash proceeds of $ 15,159.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

On March 5, 2008. Matthew Jones resigned as president and Mark Garfield was appointed president of the Company

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8K during the Three Months ended February 29, 2008. The Registrant filed one report on Form 8K subsequent to the period on March 19 2008.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2 of the Registration Statement on Form 10-SB filed on January 4, 2007).

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB filed on January 4, 2007).

3.3	Articles of Merger (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB filed on January 4, 2007).

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-SB filed on January 4, 2007).

14.1	Code of Business Conduct

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOLINX COMMUNICATIONS LTD.

Dated: April 11, 2008	By:	/s/ Mark Garfield
Mark Garfield, President and Director