Form 10QSB/A
period 2008-02-29
InfoLinx Communications Ltd.
filed 2008-05-29
CIK 1384194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

1

ADVISEMENT

This Amendment No.1 (this “Amendment) to Form 10-QSB of InfoLinx Communications Ltd. (the Company) for the period ending February 29 2008 is solely for the purpose of filing a corrected “Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act ) Yes (X) No (  ).

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

INFOLINX COMMUNICATIONS LTD.

Dated: May 28, 2008	By:	/s/ Mark Garfield
Mark Garfield, President and Director