Form 10QSB
period 2008-05-31
InfoLinx Communications Ltd.
filed 2008-07-15
CIK 1384194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________TO __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

As of July 14, 2008, the Registrant had 17,893,810 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

2

INFOLINX COMMUNICATIONS LTD.

TABLE OF CONTENTS

INFOLINX COMMUNICATIONS LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MAY 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended May 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB, Form SB-2 and amendments. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

FINANCIAL STATEMENTS
MAY 31, 2008

(unaudited)

(Stated in U.S. dollars)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

BALANCE SHEETS

	May 31, 2008	November 30, 2007

CURRENT ASSETS
Cash	$3,983	$2,072
Prepaid expenses (Note 7)	8,809	177

	12,792	2,249

EQUIPMENT (Note 4)	2,365	3,155

APPLICATION SOFTWARE (Note 3)	1	1

	$15,158	$5,405

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44,374	$39,121
Interest payable on convertible debenture (Note 5)	2,931	-
Convertible debenture (Note 5)	96,968	-
Due to related parties (Note 7)	132,905	138,468

	277,178	177,589

STOCKHOLDERS’ EQUITY
Capital stock (Note 6)
Common stock, no par value, 400,000,000 shares
authorized
17,893,810 common shares issued and outstanding
(November 30, 2007 -17,743,810)	619,712	604,553
Additional paid-in capital	10,329	10,329
Equity component of convertible debenture	32,495	-
Common share subscriptions	-	15,159
Deficit accumulated during the development stage	(951,444)	(831,351)
Accumulated other comprehensive income	26,888	29,126

	(262,020)	(172,184)
	$15,158	$5,405

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)
										October 23,
		Three months		Three months		Six months		Six months		2000
		ended		ended		ended		ended		(inception) to
		May 31, 2008		May 31, 2007		May 31, 2008		May 31, 2007		May31, 2008

GENERAL AND
ADMINISTRATIVE
EXPENSES
Office and general		$7,813		$6,159		$14,035		$9,825		$85,686
Consulting fees		9,838		12,989		17,432		14,048		101,335
Consulting fees- stock based		-		-		-		-		10,329
Depreciation		390		573		789		1,127		7,158
Interest on convertible debenture		6,833		-		6,833		-		6,833
Management fees		7,827		16,946		22,976		27,316		297,321
Professional fees		14,935		12,067		31,454		21,690		170,400
Research and development		1,451		-		22,448		-		82,153
Transfer agent and filing fees		2,742		395		3,917		3,037		21,235
Travel expenses		-		2,002		209		2,002		22,078
Loss on impairment of
application software		-		-				-		146,916

NET LOSS FOR THE
PERIOD	$	(51,829)	$	(51,131)		$(120,093)	$	(79,045)	$	(951,444)
Basic & diluted loss per share	$	(0.00)	$	(0.00)	$	(0.01)		$(0.00)

Weighted average number of
common shares outstanding		17,893,810		17,230,875		17,810,203		16,775,073

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Six month	Six month	October 23, 2000
	ended May 31	ended May 31	(inception) to May
	2008	2007	31, 2008
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(120,093)	$(79,045)	$(946,772)

Adjustments to reconcile net loss to net cash
from operating activities:
- non-cash management fees	-	18,556	112,183
- non-cash consulting fees	-	-	118,018
- non-cash research and development	-	8,650	46,350
- depreciation	789	1,499	8,237
- accrued interest	2,931	-	2,931
- accretion	3,243		3,243
- loss on impairment of application software	-	-	146,916
Net changes in non-cash working capital items:
GST recoverable	-	(2,344)	-
Prepaid expenses	(8,632)	4,996	(8,802)
Accounts payable	5,254	(20,440)	35,036

NET CASH FLOWS USED IN OPERATING	(116,508)	(68,128)	(487,332)
ACTIVITIES
CASH FLOWS USED IN INVESTING
ACTIVITIES

Acquisition of Equipment	-	-	(10,005)
Software development	-	(11,357)	(132,513)

NET CASH FLOWS USED IN INVESTING	-	(11,357)	(142,518)
ACTIVITIES
CASH FLOWS FROM FINANCING
ACTIVITIES
Advances from (repayments to) related parties	(5,563)	5,462	24,957
Convertible debenture	126,220	-	126,220
Proceeds on sale of common stock	-	116,757	455,768

NET CASH FLOWS FROM FINANCING	120,657	122,219	606,945
ACTIVITIES
EFFECT OF EXCHANGE RATE
CHANGES	(2,238)	11,534	26,888
INCREASE IN CASH	1,911	54,268	3,983
CASH, BEGINNING OF PERIOD	2,072	3,626	-
CASH, END OF PERIOD	$3,983	$57,894	$3,983

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 (unaudited)

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

The Company’s SB-2 registration became effective as of September 12, 2007.

The Company is a development stage company and its general business strategy is to develop a hardware and software solution to enable the creation of interactive television channels that run on a number of interactive digital television platforms and allow advertising print type content to be distributed and displayed on a television, on demand. As of February 2003, technological feasibility of the Company’s application software was established. However, as of May 31, 2008 the Company’s application software had not yet been licensed to any customers.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of asset costs is dependent upon the ability of the Company to obtain necessary financing to complete the development of its proprietary software and related products and services, and upon the achievement of future profitable operations. As of May 31, 2008 the Company had a working capital deficit of $264,386 and has incurred losses since inception of $951,444. The Company will require additional funds in order to complete the development of its proprietary software and related products and services. As a result, further losses are anticipated prior to the generation of any revenues.

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
May 31, 2008 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2007 included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Equipment and depreciation

Equipment is recorded at cost and depreciation is provided using the declining balance basis at 50% per annum.

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

Significant estimates and assumptions are the estimated useful lives of assets, the recoverability of tangible assets, the recoverability of intangible assets with indefinite lives, the value of the composition of future income tax assets and future income tax liabilities, the accruals for payroll and other employee-related liabilities, the fair value of convertible loan and the fair value of stock based compensation.

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, convertible debt and advances due to related parties. The fair value of these financial instruments approximate their carrying value due to the short-term maturities of these instruments, unless otherwise noted.

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

Foreign currency transactions

The financial statements are presented in United States dollars; however, the functional currency for the Company is the Canadian dollar. Thus, in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the current rate method is used. All foreign denominated assets and liabilities are translated

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts are translated by using historical exchange rates. Translation adjustments resulting from using different rates on different financial statement components are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

Recent accounting pronouncements

The Company adopted the provisions of FIBS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended May 31, 2008.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 (unaudited)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. It is not expected that this Statement will result in a change in current practice. However, it provides for transition provisions in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 (unaudited)

NOTE 3 – APPLICATION SOFTWARE

	May 31, 2008	November 30, 2007
Capitalized costs	$146,917	$146,917
Less Impairment	(146,916)	(146,916)
	$1	$1

As at November 30, 2007, management determined that it was not possible at that time to estimate future cash flows to be generated from the application software and due to the uncertainty of realization an impairment charge of $146,916 was recorded.

NOTE 4 – EQUIPMENT

	May 31, 2008	November 30, 2007
Equipment	$11,429	$11,435
Less: accumulated depreciation	(9,064)	(8,280)
	$2,365	$3,155

NOTE 5 – CONVERTIBLE DEBENTURE

On April 30, 2008 the Company issued a Series A convertible debenture due December 31, 2008 in the amount of $126,220 convertible into units. Each unit consists of one (1) common share in the capital of the Company and one half (1/2) share purchase warrant. Principal and interest are convertible to units at $0.08 per unit. Two one half purchase warrants entitle the holder to purchase one common share at US$0.15 per share. The warrants will expire on April 30, 2009. The Company received deposits totalling $76,448 on December 27, 2007 and $49,772 on April 30, 2008. Interest of 8% per annum will be accrued from the date of deposit.

The Company has classified the debentures into debt and equity components based on their estimated fair values. At April 30, 2008 the debentures were classified on the balance sheet as debt of $93,725, which was calculated as the present value of the required interest and principal payments discounted at a rate approximating the interest rate that would have been applicable to non-convertible debt, and equity of $32,495. The latter amount of $32,495, has been included in shareholders’ equity as the equity component of convertible debentures and represents the estimated value of the right of conversion. During the six months ended May 31, 2008, interest expense of $2,931 was recorded. An additional $3,243 was recorded as interest accretion and added to the carrying value of the debenture.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 (unaudited)

NOTE 6 - CAPITAL STOCK

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

Stock Options

(a) The Company has, effective September 22, 2005, granted incentive stock options to purchase an aggregate of 650,000 shares of common stock to two consultants of the Company. The incentive stock options will be exercisable for a period of two years expiring on September 22, 2007 at a price of $0.10 per share. The stock options vested fully upon grant. A consulting fee expense of $7,459 was recorded representing the fair value of the options at September 22, 2005 and a corresponding amount was recorded as additional paid in capital. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3.95% and an expected volatility of 31%. The options expired unexercised on September 22, 2007.

(b) The Company has, effective September 23, 2005, granted incentive stock options to purchase an aggregate of 250,000 shares of common stock to a consultant of the Company. These options vested fully upon grant and will be exercisable for a period of two years expiring on September 23, 2007 at a price of $0.10 per share. A consulting fee expense of $2,870 was recorded representing the fair value of the options at September 23, 2005 and a corresponding amount was recorded as additional paid in capital. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3.95% and an expected volatility of 31%. The options expired unexercised on September 23, 2007.

There were no share options outstanding at May 31, 2008

Stock option transactions and the number of options outstanding are summarized as follows:

	Period ended May 31, 2008			Year ended November 30, 2007
Weighted
		Average	Weighted		Weighted Average
	Number of	Exercise Price	Average Life	Number of	Exercise Price per	Weighted Average
	Shares	per Share	in Years	Shares	Share	Life in Years
Balance Beginning
of Period	-	-	-	900,000	-	-
Granted in the
Period	-	-	-	-	-	-
Exercised in the
Period	-	-	-	-	-	-
Expired in the
Period	-	-	-	900,000	-	-
Balance
End of Period	-	-	-	-	-	-

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 (unaudited)

NOTE 6 - CAPITAL STOCK (continued)

Stock Purchase Warrants

Warrants transactions and the number of warrants outstanding at May 31, 2008 and November 30, 2007 are summarized as follows:

	Exercise			Weighted
	Price Per		Number of	Average Life in		Weighted Average	Weighted Average
Date Issued	Share	Expiry Date	Shares	Years at	Number of Shares	Life in Years at	Life in Years
					November 30,	November 30,
	$CAD		May 31, 2008	May 31, 2008	2007	2007	at grant
May 4, 2006	0.15	May 4, 2008	-	-	100,000	0.43	2.00
August 10, 2006	0.15	August 10, 2008	100,000	0.19	100,000	0.70	2.00
August 10, 2006	0.15	August 10, 2008	100,000	0.19	100,000	0.70	2.00
December 4, 2006	0.15	December 4, 2008	105,000	0.51	105,000	1.01	2.00

			305,000	0.30	405,000	0.71	2.00

	Six month period ended May 31, 2008			Year ended November 30, 2007

		Weighted
		Average
		Exercise Price	Weighted		Weighted Average
	Number of	per Share	Average Life	Number of	Exercise Price per	Weighted Average
	Shares	($CDN)	in Years	Shares	Share ($CDN)	Life in Years

Balance Beginning
of Period	405,000	0.15	0.71	425,000	0.15	0.43
Granted in the
Period	-	-		105,000	0.15	-
Exercised in the
Period	-	-		-	-	-
Expired in the
Period	100,000.	-		125,000	0.15
Balance
End of Period	305,000	0.15	0.30	405,000	0.15	0.71

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 (unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended May 31, 2008 the Company incurred $22,976 in management fees to Officers and certain Directors of the Company (2007 - $27,316).

As of May 31, 2008 $6,492 is included in prepaid expenses as management fees paid to an officer of the Company.

As of May 31, 2008 the Company owed $132,163 (November 30, 2007 - $138,176) to directors of the Company; $292 to a former Director (November 30, 2007 - $292). Amounts due to related parties are unsecured, non interest bearing and have no specific terms of repayment.

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

NOTE 8 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months	Year ended
	ended May 31,	November 30,
	2008	2007

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Six Months Ended May 31, 2008 Compared to Six Months Ended May 31, 2007

Net Sales

For the Six Months ended May 31, 2008 and May 31, 2007, the Company had no sales.

Selling, General and Administrative Expenses

For the Six Months ended May 31, 2008, the Company had office and general expenses of $14,035 (2007 – $9,825), consulting fees of $17,432 (2007 – $14,048) and management fees of $22,976 (2007 - $27,316), professional fees of $31,454 (2007 -

$21,690), research and development costs of $22,448 (2007-nil) transfer agent and filing fees of $3,917 (2007 – 3,037) and travel costs of $209 (2007 - $2,002)

Office and general expenses increased 43% compared to the corresponding period in 2007. The increase was a result of increased rent and telephone expenses related to the relocation of our offices.

Management fees decreased by 16% for the Six Months ended May 31, 2008, compared to the corresponding period in 2007. The decrease was a result of the resignation of the former president of the Company.

Professional fees increased 45% in the current period compared to the corresponding period ending May 31, 2007 due to costs associated with the preparation of the Company’s annual audited financial statements and regulatory filings.

The Company incurred research and development costs of $22,448 (2007 – nil) to maintain the Company’s software.

The Company accrued interest and accretion expense of $2,931 and $3,243 (2007 – nil) related to the issuance of the Series A convertible debenture.

Net Loss

For the Six Months ended May 31, 2008, the Company had a net loss of $120,093 or $(0.01) per share, which was an increase of 52% when compared to the net loss for the corresponding period to May 31, 2007 of $79,045 or $(0.00) per share. The increased loss was due primarily to an increase in research and development costs, and professional fees.

Liquidity and Capital Resources

The Company had cash on hand of $3,983 as at May 31, 2008 compared to $2,072 at November 30, 2007. The primary source of cash the issuance of the Series A convertible debenture $126,220. The primary use of cash was the funding of operations $116,508.

The Company had a working capital deficiency of $264,386 at May 31, 2008.

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

We have never generated revenue from business operations and may not in the future. Our net loss since inception to May 31, 2008 is $951,444. The Company had a working capital deficiency of $264,386 at May 31, 2008.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. It is not expected that this Statement will result in a change in current practice. However, it provides for transition provisions in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President (principal executive officer) and our Chief Executive Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President (principal executive officer) and our Chief Executive Officer (principal financial officer),, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President (principal executive officer) and our Chief Executive Officer (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (principal executive officer) and our Chief Executive Officer (principal financial officer),, to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended May 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the Six Months ended May 31, 2008, the Company issued 150,000 common shares for cash proceeds of $ 15,159.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

At a Shareholders’ Meeting on July 8, 2008 the shareholders appointed Matthew Jones was President/Director and elected Mark Garfield as Chief Executive Officer/Director. Two new directors were also elected to the Board, Mr. Alan Husejnagic, Secretary/Treasurer/Director and Mr. Naveen Aggarwal/Director.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8K during the Six Months ended May 31, 2008

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description
3.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2 of the Registration Statement on Form 10-SB filed on January 4, 2007).
3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB filed on January 4, 2007).
3.3	Articles of Merger (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB filed on January 4, 2007).
3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-SB filed on January 4, 2007).
14.1	Code of Business Conduct
31.1	Section 302 Certifications - President
31.2	Section 302 Certifications - CEO
32.1	Section 906 Certifications - President
32.2	Section 906 Certifications - CEO

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOLINX COMMUNICATIONS LTD.

Dated: July 14, 2008	By:	/s/ Matthew Jones
Matthew Jones, President and Director