Form 10QSB
period 2008-08-31
InfoLinx Communications Ltd.
filed 2008-10-15
CIK 1384194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No []

As of October 15, 2008, the Registrant had 17,893,810 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

F-1

INFOLINX COMMUNICATIONS LTD.

INFOLINX COMMUNICATIONS LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED AUGUST 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended AUGUST 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB, Form SB-2 and amendments. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

FINANCIAL STATEMENTS
AUGUST 31, 2008

(unaudited)

(Stated in U.S. dollars)

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

F-i

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

BALANCE SHEETS

	August 31, 2008	November 30, 2007
	(unaudited)

CURRENT ASSETS
Cash	$1,167	$2,072
Prepaid expenses (Note 7)	2,919	177
	4,086	2,249
EQUIPMENT (Note 4)	1,857	3,155
APPLICATION SOFTWARE (Note 3)	1	1
	$5,944	$5,405

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,948	$39,121
Interest payable on convertible debentures (Note 5)	5,206	-
Loan payable (Note 8)	3,764	-
Convertible debenture (Note 5)	108,007	-
Due to related parties (Note 7)	133,239	138,468
	297,164	177,589
STOCKHOLDERS’ DEFICIENCY
Capital stock (Note 4)
Common stock, no par value, 400,000,000 shares
authorized
17,893,810 common shares issued and outstanding
(November 30, 2007 -17,743,810)	619,712	604,553
Additional paid-in capital	10,329	10,329
Equity component of convertible debenture	32,495	-
Common share subscriptions	9,550	15,159
Deficit accumulated during the development stage	(1,003,364)	(831,351)
Accumulated other comprehensive income	40,058	29,126
	(291,220)	(172,184)
	$5,944	$5,405

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

								October 23,
		Three months		Three months	Nine months		Nine months	2000 (inception)
		ended		ended	ended		ended	to August 31,
		August 31,		August 31,	August 31,		August 31,	2008
		2008		2007	2008		2007

GENERAL AND
ADMINISTRATIVE
EXPENSES
Office and general		$12,296		$7,164	$26,331		$16,990	$97,982
Consulting fees		2,553		4,724	19,985		18,772	103,888
Consulting fees- stock based		-		-	-		-	10,329
Depreciation		360		606	1,149		1,733	7,518
Interest on convertible debenture		12,791		--	19,624		-	19,624
Management fees		14,860		19,841	37,836		47,157	312,181
Professional fees		7,100		18,271	38,554		39,961	177,500
Research and development		535		-	22,983		-	82,688
Transfer agent and filing fees		1,221		2,813	5,138		5,850	22,456
Travel		204		127	413		2,129	22,282
Loss on impairment of
application software		-		-	-		-	146,916
NET LOSS FOR THE PERIOD		$(51,920)		$(53,546)	$(172,013)	$	(132,592)	$(1,003,364)
Basic & diluted net loss per share	$	(0.00)	$	(0.00)	$(0.01)	$	(0.01)

Weighted average number of
common shares outstanding		17,743,810		17,743,810	17,884,719		17,100,343

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine month ended	Nine month	October 23, 2000
	August 31, 2008	ended August	(inception) to August 31,
		31, 2007	2008

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(172,013)	$(123,351)	$(1,014,479
Adjustments to reconcile net loss to net cash
from operating activities:
- non-cash management fees	-	77,143	112,183
- non-cash consulting fees	-	18,000	118,018
- non-cash research and development	-	-	46,350
- depreciation	1,149	2,706	8,562
- accrued interest	5,206	-	5,206
- accretion	14,282	-	97,662
- loss on impairment of application software	-	-	146,916
GST recoverable	-	(5,475)	-
Prepaid expenses	(2,742)	428	(2,912)
Accounts payable	7,976	(2,075)	37,793

NET CASH FLOWS USED IN	(146,142)	(32,624)	(433,586)
OPERATING ACTIVITIES
CASH FLOWS USED IN INVESTING
ACTIVITIES
Acquisition of Equipment	-	(15,451)	(10,005)
Software development	-	(22,113)	(132,513)

NET CASH FLOWS USED IN	-	(37,564)	(142,518)
INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
Advances from (repayments to) related	(5,229)	6,335	25,291
parties
Loan proceeds	3,764	-	3,764
Subscription funds	9,550	4,450	33,136
Convertible debentures	126,220		42,840
Proceeds on sale of common stock	-	56,728	432,182

NET CASH FLOWS FROM	134,305	67,513	537,213
FINANCING ACTIVITIES

EFFECT OF EXCHANGE RATE	10,932	1,209	40,058
CHANGES
INCREASE (DECREASE) IN CASH	(905)	(1,466)	1,167
CASH, BEGINNING OF PERIOD	2,072	12,015	-
CASH, END OF PERIOD	$1,167	$10,549	$1,167

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008 (unaudited)

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

The Company’s SB-2 registration became effective as of September 12, 2007.

The Company is a development stage company and its general business strategy is to develop a hardware and software solution to enable the creation of interactive television channels that run on a number of interactive digital television platforms and allow advertising print type content to be distributed and displayed on a television, on demand. As of February 2003, technological feasibility of the Company’s application software was established. However, as of August 31, 2008 the Company’s application software had not yet been licensed to any customers.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of asset costs is dependent upon the ability of the Company to obtain necessary financing to complete the development of its proprietary software and related products and services, and upon the achievement of future profitable operations. As of August 31, 2008 the Company had a working capital deficit of $293,078 and has incurred losses since inception of $1,003,364. The Company will require additional funds in order to complete the development of its proprietary software and related products and services. As a result, further losses are anticipated prior to the generation of any revenues.

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
August 31, 2008 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

Significant estimates and assumptions are the recoverability of intangible assets with indefinite lives, the value of the composition of future income tax assets and future income tax liabilities, the fair value of convertible debt and the fair value of stock based compensation.

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
August 31, 2008 (unaudited)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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
August 31, 2008 (unaudited)

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
August 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. This new pronouncement is not expected to have a material effect on the Company’s financial statements.

NOTE 3 – APPLICATION SOFTWARE

	August 31, 2008	November 30, 2007
Capitalized costs	$146,917	$146,917
Less Impairment	(146,916)	(146,916)
	$1	$1

As at November 30, 2007, management determined that it was not possible at that time to estimate future cash flows to be generated from the application software and due to the uncertainty of realization an impairment charge of $146,916 was recorded.

NOTE 4 – EQUIPMENT
	August 31, 2008	November 30, 2007
Equipment	$10,770	$11,435
Less: accumulated depreciation	(8,913)	(8,280)
	$1,857	$3,155

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008 (unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE

On April 30, 2008 the Company issued a Series A convertible debenture due December 31, 2008 in the amount of $126,220 convertible into units. Each unit consists of one (1) common share in the capital of the Company and one half (1/2) share purchase warrant. Principal and interest are convertible to units at $0.08 per unit. Two one half purchase warrants entitle the holder to purchase one common share at US$0.15 per share. The warrants will expire on April 30, 2009. The Company received deposits totalling $76,448 on December 27, 2007 and $49,772 on April 30, 2008. The debenture bears interest of 8% per annum from the date of deposit.

The Company has classified the debenture into its debt and equity components based on their relative estimated fair values. At April 30, 2008 the debenture was classified as debt of $93,725 and equity of $32,495. The latter amount of $32,495, has been included in stockholders’ equity as the equity component of convertible debenture and represents the estimated fair value of the right of conversion. During the period ended August 31, 2008, interest expense of $5,206 was recorded. An additional $14,282 was recorded as interest accretion and added to the carrying value of the debenture.

NOTE 6 - CAPITAL STOCK

On December 21, 2007, the Company issued 150,000 shares at a price of $0.10 per shares for total proceeds of $15,159.

In August 2008 the Company received common share subscriptions of $9,550.

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

There were no share options outstanding at August 31, 2008

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008 (unaudited)

NOTE 6 - CAPITAL STOCK (continued)

Stock option transactions and the number of options outstanding are summarized as follows:

	Nine month ended August 31, 2008			Year ended November 30, 2007

		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Exercise Price	Average	Number of	Exercise Price	Average
	Shares	per Share	Life in Years	Shares	per Share	Life in Years
Balance Beginning
of Period	-	-	-	900,000	-	-
Granted in the
Period	-	-	-	-	-	-
Exercised in the
Period	-	-	-	-	-	-
Expired in the
Period	-	-	-	900,000	-	-
Balance
End of Period	-	-	-	-	-	-

Stock Purchase Warrants

Warrants transactions and the number of warrants outstanding at August 31, 2008 and November 30, 2007 are summarized as follows:

							Weighted
	Exercise			Weighted		Weighted	Average
	Price Per		Number of	Average	Number of	Average	Life in
Date Issued	Share	Expiry Date	Shares	Life in Years at	Shares	Life in Years at	Years
	$CDN		August 31, 2008	August 31, 2008	November 30, 2007	November 30, 2007	at grant
May 4, 2006	0.15	May 4, 2008	-	-	100,000	0.43	2.00
May 4, 2006	0.15	May 4, 2007	-	-	-	-	1.00
May 4, 2006	0.15	May 4, 2007	-	-	-	-	1.00
August 10, 2006	0.15	August 10, 2008	-	-	100,000	0.70	2.00
August 10, 2006	0.15	August 10, 2008	-	-	100,000	0.70	2.00
December 4, 2006	0.15	December 4, 2008	105,000	0.26	105,000	1.01	2.00

			105,000	0.26	405,000	0.71	2.00

INFOLINX COMMUNICATIONS LTD.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008 (unaudited)

NOTE 6 - CAPITAL STOCK (continued)

	Nine month period ended August 31, 2008			Year ended November 30, 2007
		Weighted			Weighted
		Average			Average
		Exercise Price	Weighted		Exercise Price	Weighted
	Number of	per Share	Average Life	Number of	per Share	Average Life
	Shares	($CDN)	in Years	Shares	($CDN)	in Years
Balance
Beginning of
Period	405,000	0.15	0.71	425,000	0.15	0.43
Granted in the
Period	-	-		105,000	0.15	-
Exercised in the
Period	-	-		-	-	-
Expired in the
Period	300,000.	-		125,000	0.15
Balance
End of Period	105,000	0.15	0.26	405,000	0.15	0.71

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2008 the Company incurred $37,836 in management fees to Officers and certain Directors of the Company (2007 - $47,157).

As of August 31, 2008 the Company owed $78,380 (November 30, 2007 - $78,223) to the president of the Company; $54,584 (November 30, 2007 - $59,952) to a former Director; $275 to a former Director (November 30, 2007 - $292).

As of August 31, 2008 prepaid expenses included $1,882 of management fees prepaid to an officer of the Company.

The above transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties. Amounts due to related parties are unsecured, non interest bearing and have no specific terms of repayment.

NOTE 8 – LOAN PAYABLE

On July 15, 2008 the Company received a loan for total $3,764. The loan is unsecured, non interest bearing and has no specific terms of repayment.

NOTE 9 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months	Year ended
	ended August	November 30,
	31, 2008	2007

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Nine Months Ended August 31, 2008 Compared to Nine Months Ended August 31, 2007

Net Sales

For the Nine Months ended August 31, 2008 and August 31, 2007, the Company had no sales.

Selling, General and Administrative Expenses

For the Nine Months ended August 31, 2008, the Company had office and general expenses of $26,331 (2007 – $16,990), consulting fees of $19,985 (2007 – $18,772) and management fees of $37,836 (2007 - $47,157), professional fees of $38,554 (2007 - $39,961), research and development costs of $22,983 (2007-nil) transfer agent and filing fees of $5,138 (2007 –$5,850) and travel costs of $413 (2007 - $2,129).

Office and general expenses increased 59% compared to the corresponding period in 2007. The increase was a result of increased rent and telephone expenses related to the relocation of our offices.

Management fees decreased by 16% for the Nine Months ended August 31, 2008, compared to the corresponding period in 2007. The decrease was a result of the resignation of the former president of the Company.

Professional fees decreased 4% in the Nine Months period compared to the corresponding period ending August 31, 2007 due to costs associated with the preparation of the Company’s annual audited financial statements and regulatory filings. The Company incurred research and development costs of $22,983 (2007 – nil) to maintain the Company’s software.

The Company accrued interest and accretion expense of $5,206 and $14,282 (2007 – nil) related to the issuance of the Series A convertible debenture.

Net Loss

For the Nine Months ended August 31, 2008, the Company had a net loss of $172,013 or $(0.01) per share, which was an increase of 32% when compared to the net loss for the corresponding period to August 31, 2007 of $132,592 or $(0.01) per share. The increased loss was due primarily to an increase in research and development costs, and professional fees.

Liquidity and Capital Resources

The Company had cash on hand of $1,167 as at August 31, 2008 compared to $2,072 at November 30, 2007. The primary source of cash the issuance of the Series A convertible debenture $126,220. The primary use of cash was the funding of operations $146,142. The Company had a working capital deficiency of $293,078 at August 31, 2008.

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

We have never generated revenue from business operations and may not in the future. Our net loss since inception to August 31, 2008 is $1,003,364. The Company had a working capital deficiency of $293,078 at August 31, 2008.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. This new pronouncement is not expected to have a material effect on the Company’s financial statements.

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

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President (principal executive officer) and our Chief Executive Officer (principal financial officer),, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President (principal executive officer) and our Chief Executive Officer (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (principal executive officer) and our Chief Executive Officer (principal financial officer),, to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended August 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the Nine Months ended August 31, 2008, the Company issued 150,000 common shares for cash proceeds of $ 15,159.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8K during the Nine Months ended August 31, 2008

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description
3.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2 of the Registration Statement on Form 10-SB filed on January 4, 2007).
3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB filed on January 4, 2007).
3.3	Articles of Merger (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB filed on January 4, 2007).
3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-SB filed on January 4, 2007).
14.1	Code of Business Conduct
31.1	Section 302 Certifications - CEO
31.2	Section 302 Certifications - CFO
32.1	Section 906 Certifications - CEO
32.2	Section 906 Certifications - CFO

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOLINX COMMUNICATIONS LTD.

Dated: September 30, 2008	By:	/s/Matthew Jones
Matthew Jones, President and Director